Form 10-Q
period 1995-03-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1995-05-12
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1995

                 Commission File Number 0-17382

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
          (Exact name of registrant as specified in its
                     Governing Instruments)

       Delaware                           13-3426817
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

                World Financial Center
               South Tower - 23rd Floor
            New York, New York  10080-6123
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:(212) 236-7303
Securities registered pursuant to Section 12(b) of the Act:  None
Name of each exchange on which registered:  Not Applicable
Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest
                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ___.

Aggregate market value of voting securities held by non-affiliates:
Not Applicable.

                 PART I - FINANCIAL INFORMATION

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.

                        TABLE OF CONTENTS

Part 1. Financial Information

                                                       Page
Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
Capital as of March 31, 1995 and December 31, 1994       3

Statements of Operations - For the Quarters Ended
March 31, 1995 and March 31, 1995                        4

Statements of Changes in Net Assets - For the Quarters
Ended March 31, 1995 and March 31, 1994                  5

Statements of Cash Flows - For the Quarters Ended
March 31, 1995 and March 31, 1994                        6

Statement of Changes in Partner's Capital                7

Schedule of Portfolio Investments - March 31, 1995       8

Notes to Financial Statements                           15

Supplemental Schedule of Realized Gains and Losses -
(Schedule 1)                                            28

Supplemental Schedule of Unrealized Appreciation and
Depreciation - (Schedule 2 )                            29

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations           31

   Part II. Other Information                           40

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)
                                           March 31,
                                             1995       December
                                          (Unaudited)   31, 1994
ASSETS:
Investments - Notes 2,4
Portfolio Investments, at fair value
Managed Companies                            $ 78,025    $ 95,185
  (amortized cost $71,803 at March 31,
  1995 and $72,484 at December 31, 1994)
Non-Managed Companies                          20,015      21,592
  (amortized cost $24,422 at March 31,
  1995 and $24,420 at December 31, 1993)
Temporary Investments, at amortized            16,732      16,370
  cost(cost $16,329 at March 31, 1995 and
  $16,329 at December 31, 1994)
Cash                                                3           1
Accrued Interest Receivable - Note 2            1,680       1,217
Prepaid Expenses                                    3           4
TOTAL ASSETS                                 $116,458    $134,369

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
  Professional Fees Payable                  $     88    $    126
  Independent General Partners' Fees
    Payable - Note 11                              32          62
  Deferred Interest Income - Note 2               565         590
Total Liabilities                                 685         778
Partners' Capital - Note 2
  Individual General Partner                       34          40
  Managing General Partner                      7,106       6,824
  Limited Partners (177,515 Units)            108,633     126,727
Total Partners' Capital                       115,773     133,591
TOTAL LIABILITIES AND PARTNERS' CAPITAL      $116,458    $134,369


       See the Accompanying Notes to Financial Statements.

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                     For the Quarters Ended
                                      March 31,   March 31,
                                        1995        1994
INVESTMENT INCOME - NOTES 2,6:
Interest                               $   1,774     $ 3,654
Discount                                       6         391
Dividends                                      -          46
  TOTAL INCOME                             1,780       4,091

EXPENSES:
Investment Advisory Fee - Note 8             272         321
Fund Administration Fee - Note 9             152         163
Amortization of Deferred Organization
  Expenses - Note 2                            -          12
Professional Fees                            115         328
Independent General Partners' Fees            40          22
  and Expenses - Note 11
Insurance Expense                              1           1
TOTAL EXPENSES                               580         847

NET INVESTMENT INCOME                      1,200       3,244

Net Realized Gain on Investments -
  Note 4 and Schedule 1                    7,623         269

Net Change in Unrealized Depreciation
  from Investments -
  Note 5 and Schedule 2:                (18,059)     (3,154)
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS              (9,236)         359
LESS:  Incentive Fees to Managing
  General Partner                        (6,922)       (465)
NET DECREASE AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS        $ (16,158)   $   (106)


       See the Accompanying Notes to Financial Statements.

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                    For the Quarters Ended
                                    March 31,    March 31,
                                      1995          1994

FROM OPERATIONS:


Net Investment Income                 $  1,200      $  3,244

Net Change in Unrealized
  Depreciation on Investments -
  Note 5 and Schedule 2               (18,059)       (3,154)

Net Realized Gain on Investments -
  Note 4 and Schedule 1                  7,623           269

Net Increase (Decrease) in Net
  Assets Resulting From Operations     (9,236)           359

Cash Distributions to Partners         (8,582)      (13,365)

Total Decrease                        (17,818)      (13,006)

NET ASSETS:

Beginning of Year                      133,591       278,451

End of Period                         $115,773      $265,445


       See the Accompanying Notes to Financial Statements.

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                           For the Quarters Ended
                                           March 31,    March 31,
                                              1995         1994
INCREASE IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest, Discount and Dividends             $  1,267     $  4,594
 Fund Administration Fee                         (152)        (163)
 Investment Advisory Fee                         (272)        (321)
 Independent General Partners' Fees and
   Expenses                                       (70)         (41)
 (Purchase) Sale of Temporary Investments,
   Net                                           (339)        9,916
 Proceeds from Sale of Investments               8,303          890
 Reimbursable Administrative Expense              (31)            -
 Professional Fees                               (122)        (344)
 Net Cash Provided by Operating Activities       8,584       14,531
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Distributions to Partners                (8,582)     (13,365)
 Net Cash Applied to Financing Activities      (8,582)     (13,365)
 Net Increase in Cash                                2        1,166
 Cash at Beginning of Period                         1            1
Cash at End of Period                          $     3     $  1,167

               RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING
                              ACTIVITIES

Net Investment Income                          $ 1,200     $  3,244
Adjustments to Reconcile Net Investment
  Income to Net Cash Provided by Operating
  Activities:
 Decrease in Investments                           341       22,106
 Net Realized Gains on Sales of
   Investments                                   7,623          269
 (Increase) Decrease in Accrued Interest
   Receivables                                   (513)          503
 Amortization of Deferred Organization
   Expenses                                          -           12
 Decrease in Prepaid Expenses                        1            1
 Increase in Receivable for Investment
   Sold                                              -     (11,302)
 Decrease in Independent General Partners'
   Fees Payable                                   (30)         (16)
 Decrease in Professional Fees Payable            (38)         (17)
 (Decrease) in Option Payable                        -        (269)
 Total Adjustments                               7,384       11,287
Net Cash Provided by Operating Activities      $ 8,584     $ 14,531

       See the Accompanying Notes to Financial Statements.

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                    Individual  Managing
                                     General    General    Limited
                                     Partner    Partner    Partners      Total

For the Quarter Ended March 31, 1995
Partners' Capital at December 31,      $    40   $ 6,824    $126,727    $133,591
  1994
Allocation of Net Investment Income
  - Note 3                                   -       334         866       1,200
Allocation of Net Realized Gain on
  Investments - Notes 3,4                    2     1,496       6,125       7,623

Allocation of Net Change in
  Unrealized Depreciation on
  Investments - Notes 2,5                   (5)      (51)    (18,003)    (18,059)

Cash Distributions to Partners              (3)   (1,497)     (7,082)     (8,582)
  Partners' Capital at March 31, 1995  $    34   $ 7,106    $108,633    $115,773
  - Notes 2,3

       See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              MEZZANINE INVESTMENTS
              MANAGED COMPANIES

              ANCHOR ADVANCED PRODUCTS, INC. (b)
$3,133        Anchor Advanced Products, Inc., Sr. Sub. Nt.     04/30/90      $3,133     $3,133
                11.67% due 04/30/00 (c)
$4,178        Anchor Advanced Products, Inc., Jr. Sub. Nt.     04/30/90       4,178      4,178
                17.5% due 04/30/00 (c)
87,033 Shares Anchor Holdings, Inc., Common Stock (d)          04/30/90         827        827
132,290       Anchor Holdings, Inc., Common Stock Purchase     04/30/90           0          0
Warrants        Warrants (d)
               (14.1%of fully diluted common equity assuming                  8,138      8,138       7.09
              exercise of warrants)

              BIG V SUPERMARKETS, INC. (b)
$6,963        Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14%    12/27/90       6,963      6,963
                due 03/15/01(c)
62,667 Shares Big V Holding Corp., Inc., Common Stock(d)       12/27/90       2,193      2,193
               (8.9% of fully diluted common equity)                          9,156      9,156       7.98

              COLE NATIONAL CORPORATION
717 Warrants  Cole National Corporation, Common Stock          09/26/90           0          0
                Purchase Warrants(d)
               (0.0%of fully diluted common equity assuming
              exercise of warrants)
                $744 13% Sr. Secured Bridge Note
                Purchased 09/25/90               $744
                Repaid 11/15/90                  $744
                Realized Gain                    $  0                             0          0       0.00

              CST OFFICE PRODUCTS, INC. (b) - Note 6
$3,395        Lee-CST Acquisition Corp., Sr. Sub. Nt. 12% due  03/30/90       3,395      3,395
                03/31/00(c)(h)
$3,395        Lee-CST Acquisition Corp., Jr. Sub. Nt. 18% due  03/30/90       3,395      3,395
                03/31/00(c)(h)
$1,225        CST Office Products Corp., Sr. Sub. Nt. 15% due  Various          104        104
                03/31/00(c)(f)(h)
$1,628        CST Office Products Corp., Jr. Sub. Nt. 15% due  Various            0          0
                06/30/96(c)(f)(h)
87,051 Shares Lee-CST Holding Corp., Common Stock (d)          03/30/90         696        696
94,668        Lee-CST Holding Corp., Common Stock Purchase     03/30/90           0          0
Warrants        Warrants (d)
               (12.4%of fully diluted common equity assuming                  7,590      7,590       6.61
              exercise of warrants)

               See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              FIRST ALERT, INC.(b) - Note 5
2,281,524     First Alert, Inc., Common Stock(a)(d)            07/31/92      $3,680    $23,671
Shares
               (8.9% of fully diluted common equity)
                $11,302 12.5% Subordinated Note
                Purchased 07/31/92              $11,302
                Repaid 03/28/94                 $11,302
                Realized Gain                   $     0                       3,680     23,671      20.62

              GHIRARDELLI HOLDINGS CORPORATION(b) - Note 16
$5,328        Ghirardelli Holdings Corporation, 13%            03/31/92       5,328      5,328
                Subordinated Note due 03/31/02(c)
532,800       Ghirardelli Holdings Corporation, Common         03/31/92       1,066      1,066
Shares          Stock(d)
               (9.4% of fully diluted common equity)
                $7,992 Sr. Bridge Note
                Purchased 03/31/92              $7,992
                Repaid 06/11/92                 $7,992
                Realized Gain                   $    0                        6,394      6,394       5.57

              HILLS STORES COMPANY (b) - Notes 4,5,16
244,818       Hills Stores Company, Common Stock(a)(j)         04/03/90      16,153      4,958
Shares
116,994       Hills Stores Company, Common Stock Rights(d)     Various        2,418        723
Rights
               (2% of fully diluted common equity assuming                   18,571      5,681       4.95
              exercise of options)

               See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              PETCO ANIMAL SUPPLIES, INC. (b) - Notes 5,16
126,530       Petco Animal Supplies, Common Stock(a)(d)        Various       $2,074     $2,657
Shares
               (2.1% of fully diluted common equity)
                $28 14% Sr. Sub. Bridge Notes
                Purchased various                 $ 28
                Repaid 04/19/91                   $ 28
                Realized Gain                     $  0
                $900 12.5% Sr. Sub. Notes
                Purchased various                 $900
                Repaid 03/28/94                   $900
                Realized Gain                     $  0
                Total Realized Gain               $  0                        2,074      2,657       2.32

              PLAYTEX PRODUCTS, INC. - Notes 5,7
183,560       Playtex Products, Inc., Common Stock(a)(d)       03/29/90       2,830      1,468
Shares
               (0.6% of fully diluted common equity)
                $3,916 15% Subordinated Note
                Purchased 03/29/90                $3,916
                Sold 09/28/90                     $3,925
                Realized Gain                     $    9
                45,323 Shares Common Stock
                Purchased 03/29/90                $  151
                Sold 12/20/91                     $  175
                Realized Gain                     $   24
                $3,916 15% Subordinated Note
                Purchased 03/29/90                $3,916
                Sold 02/01/93                     $3,912
                Realized Loss                     $   (4)
                Total Net Realized Gain           $   29                      2,830      1,468       1.28

              RESTAURANTS UNLIMITED
$3,956        Restaurants Unlimited, 11% Sub. Nt. due          06/03/94       3,956      3,956
                06/30/02(c)
256,083       Restaurants Unlimited, Common Stock Warrants(d)  06/03/94           0          0
Warrants
               (1.6% of fully diluted common equity)                          3,956      3,956       3.45

               See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              STANLEY FURNITURE COMPANY, INC. (b) - Note 5
18,511 Shares Stanley Furniture Company, Inc., Common          06/30/91      $  233     $  132
                Stock(a)(j)
               (0.4% of fully diluted common equity)                            233        132       0.12

              SUN PHARMACEUTICALS CORP.(b) - Note 7
$9,182        Sun Pharmaceuticals Corp., 12.5% Sub. Nt. due    12/03/92       9,182      9,182
                12/31/02(c)
8,218.5       Banana Boat Holding Corp., Common Stock          12/03/92           0          0
Warrants        Purchase Warrants(d)(i)
               (6.5% of fully diluted common equity assuming
              exercise of warrants)
                $12,199 Sr. Bridge Note
                Purchased 12/03/92                $12,199
                Repaid 12/18/92                   $12,199
                Realized Gain                     $     0                     9,182      9,182       8.00

              TOTAL INVESTMENT IN MANAGED COMPANIES                         $71,804    $78,025      67.99

               See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              NON-MANAGED COMPANIES

              BIOLEASE, INC.
$513          Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)     06/08/94        $443       $448
63.20 Shares  Biolease, Inc., Common Stock(d)                  06/08/94          62         62
26,218        Biotransplant, Inc., Common Stock Purchase       06/08/94           9          9
Warrants        Warrants(d)
                                                                                514        519       0.45
              FITZ AND FLOYD/SILVESTRI (b) - Notes 4,5,6
$6,719        FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due     03/31/93       6,709      6,711
              03/31/03(c)
$1,581        FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due     07/30/93       1,578      1,578
              03/31/03(c)
988,144       FF Holding Co., Common Stock(d)                  03/31/93          10          0
Shares
336,364       FF Holding Co., Common Stock(d)                  07/30/93           3          0
Shares
                                                                              8,300      8,289       7.22
              FLA. ORTHOPEDICS, INC - Note 6
$3,158        FLA. Acquisition Corp., 12.5% Sub, Nt. due       08/02/93       3,158      1,579
                07/31/99(c)(d)
78,960 Shares FLA. Holdings, Inc. Common Stock (d)             08/02/93         987          0
47,376        FLA. Holdings, Inc. Common Stock Purchase        08/02/93           0          0
Warrants        Warrants(d)
                                                                              4,145      1,579       1.38

               See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              NATIONAL TOBACCO COMPANY, L.P.
$3,997        National Tobacco Company, 13% Sub. Nt. due       04/14/92     $ 3,997    $ 3,997
                10/15/98(c)
$131          National Tobacco Company, 15% Sub. Nt. due       06/30/93         131        131
                10/15/98(c)(f)
$266          National Tobacco Company, Class A Partnership    04/14/92         267        267
                Int.(d)
                                                                              4,395      4,395       3.83

              SORETOX
$7,061        Stablex Canada, Inc., Sub. Nt. 14% due           12/06/91       7,061      5,233
                11/30/01(c)
209,829       176347 Canada, Inc., Common Stock Purchase       12/06/91           0          0
Warrants        Warrants(d)
                                                                              7,061      5,233       4.56

              TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                    $24,415    $20,015      17.44


              SUMMARY OF MEZZANINE INVESTMENTS

              Subordinated Notes                               Various       62,711     59,311      51.68
              Partnership Interest                             04/14/92         267        267       0.23
              Common Stock, Warrants and Stock Rights          Various       33,241     38,462      33.52

              TOTAL MEZZANINE INVESTMENTS                                   $96,219    $98,040      85.43

               See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                       Fair
  Principal                                                    Investmen  Investmen    Value      % Of
   Amount     Investment                                           t          t      (Note 2)     Total
   Shares                                                        Date       Cost                Investmen
                                                                                                   ts
              TEMPORARY INVESTMENTS

              CERTIFICATES OF DEPOSIT AND TIME DEPOSIT
$ 395         Banque National de Paris, 3.875% due 03/29/96 -  08/18/93     $   395    $   395
                Note 14
              TOTAL INVESTMENT IN C/D'S AND TIME DEPOSITS                       395        395       0.34


              COMMERCIAL PAPER
$ 7,610       BMW, 5.95% due 04/3/95                           03/15/95       7,586      7,608
$ 8,433       Ford Motor Credit, 5.94% due 04/03/95            03/01/95       8,387      8,430
$   300       GECC, 5.96 due 04/18/95                          03/21/95         299        299
              TOTAL INVESTMENT IN COMMERCIAL PAPER                           16,272     16,337      14.23
              TOTAL TEMPORARY INVESTMENTS                                  $ 16,667   $ 16,732      14.57

              TOTAL INVESTMENT PORTFOLIO                                   $112,886   $114,772    100.00%

(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $6 for Mezzanine Investments and
     $41 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Represents an amount of less than one thousand dollars.
(h)  Non-accrual investment status.
(i)  Call option written against this security.
(j)  Non-income producing equity security.

               See the Accompanying Notes to Financial Statements.

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1995
                           (UNAUDITED)


1.  Organization and Purpose

   ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") (formerly T.H. Lee Acquisition Fund (Retirement Accounts) II, L.P.) was formed along with ML-Lee Acquisition Fund II, L.P. ("Fund II"; collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989.

   Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring of the Retirement Fund's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisers II, L.P., the Investment Adviser to the Funds, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

   The Retirement Fund has elected to operate as a business development company under the Investment Company Act of 1940.
The Retirement Fund's primary investment objective is to provide current income and capital appreciation potential by investing in privately-structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund pursues this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. The Retirement Fund may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing.

   As stated in the Prospectus, the Retirement Fund will terminate no later than December 20, 1999, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of the Retirement Fund. The Retirement Fund will then have five additional years to liquidate its remaining investments.

2.  Significant Accounting Policies

Basis of Accounting

   For financial reporting purposes, the records of the Retirement Fund are maintained using the accrual method of accounting. For Federal income tax reporting purposes, the results of operations are adjusted to reflect statutory requirements arising from book to tax differences.

Valuation of Investments

   Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of the Retirement Fund. For privately issued securities in which the Retirement Fund typically invests, the fair value of an investment is its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

   Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market.

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at March 31,1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

   Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General
Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

   All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1995 and December 31, 1994, the Retirement Fund has in its portfolio of investments $235,451 of payment-in-kind debt securities which excludes $2,749,090 and $1,723,465, respectively, of payment-in-kind securities received from notes placed on non-accrual status. As of March 31, 1995 and December 31, 1994, the Retirement Fund had in its portfolio of investments $1,239,188 of payment-in-kind equity securities.

Deferred Organization Expenses

   Organization costs of $233,859 for the Retirement Fund were fully amortized on a straight-line basis as of November 10, 1994.

Investment Transactions

   The Retirement Fund records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefor. The Retirement Fund records
Temporary Investment transactions on the trade date.

Sales and Marketing Expenses, Offering Expenses and Sales
Commissions

   Sales commissions and selling discounts were allocated to specific Partners' accounts in which they were applied. Sales and marketing expenses and offering expenses were allocated between the Fund in proportion to the number of Units issued by each fund and to the Partners in proportion to their capital contributions.

Deferred Interest Income

   All fees received by the Retirement Fund upon the funding of Mezzanine or Bridge Investments are treated as deferred interest income and amortized over the maturity of such investments.

Partners' Capital

   Partners' Capital represents the Retirement Fund's equity divided in proportion to the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses, when realized, are allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

Interim Financial Statements

   The financial information included in this interim report as of March 31, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

3.  Allocations of Profits and Losses

   Pursuant to the Partnership Agreement, all profits from Temporary Investments generally are allocated 99.69% to the Limited Partners, 0.28% to the Managing General Partner and 0.03% to the Individual General Partner. Profits from Mezzanine
Investments will, in general, be allocated as follows:

   first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero, second, 99.69% to the Limited Partners, 0.28% to the Managing General Partner and 0.03% to the Individual General Partner until the sum allocated to the Limited Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily amount in Mezzanine Investments, and any outstanding Compensatory Payments, third, 69.69% to the Limited Partners, 30.281% to the Managing General Partner and .029% to the Individual General
   Partner until the Managing General Partner has received
   20.281% of the total profits allocated,

   thereafter, 79.69% to the Limited Partners, 20.281% to the Managing General Partner and 0.029% to the Individual General
   Partner.

   Losses will be allocated in reverse order of profits previously allocated and thereafter 99.69% to the Limited
Partners, 0.28% to the Managing General Partners and 0.03% to the
Individual General Partner.

4.  Investment Transactions

   For the quarter ended March 31, 1995, the Retirement Fund made no purchase of investment securities other than Temporary
Investments.

   On September 26, 1994, Barnett Banks, Inc. signed a definitive agreement to purchase EquiCredit common stock for $32 per share. This transaction closed on January 27, 1995 and the Retirement Fund sold 259,474 shares of EquiCredit common stock, realizing a gain of $7,623,346 on an original investment of $679,822. The proceeds from the sale were distributed on February 14, 1995.

    On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20,014,971 for the Retirement Fund. As of March 31, 1995, the reserve balance was reduced to $15,901,927 due to follow-on investments of $153 in Petco Animal Supplies, Inc., $1,581,030 in Fitz and Floyd, Inc., $128,270 in Fine Clothing, Inc. and $2,403,591 for a Certificate of Deposit related to the reorganization of Hills Stores. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance its existing investment. As further discussed in Note 16, the Retirement Fund approved a follow on investment in Ghirardelli of $1,864,800 and has returned $4,714,921 of the reserve to partners subsequent to the quarter ended March 31,1995.

   Because the Retirement Fund primarily invests in high-yield private placement securities, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.

   Although the Retirement Fund cannot eliminate the risks associated with its investments in high-yield securities, it has procedures in place to continually monitor the risks associated with its investments under a variety of market conditions. Any potential Retirement Fund loss would generally be limited to its investment in the portfolio company as reflected in the portfolio of investments.

   Should bankruptcy proceedings commence, either voluntarily or by action of the court against a portfolio company, the ability of the Retirement Fund to liquidate the position or collect proceeds from the action may be delayed or limited.

5.  Unrealized Appreciation and Depreciation of Investments

   For the quarter ended March 31, 1995, the Retirement Fund recorded net unrealized depreciation of $18,059,157 and as of this date, the Retirement Fund's cumulative net unrealized appreciation on investments totaled $1,813,945.

   For the quarter ended March 31, 1994, the Retirement Fund recorded net unrealized depreciation on investments of $3,153,672.

   For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 29-
30).

6.  Non-Accrual of Investments

   In accordance with the Retirement Fund's Accounting Policy, the following notes has been on non-accrual status since the date indicated:

   -  CST Office Products, Inc. on October 1, 1992.
   -  Fitz and Floyd/Sylvestri on January 1, 1994.
   -  FLA Orthopedics, Inc. on January 1, 1995.

7.  Covered Call and Put Options

   Concurrently with the Retirement Fund's investment in Sun Pharmaceuticals Corp. ("Sun"), Playtex Family Products Corporation ("Playtex") entered into a distribution agreement with Sun pursuant to which Playtex agreed to act as the principal distributor for Sun's products in the ordinary course of business. As additional consideration for entering into this agreement, Playtex obtained an option to purchase at a formula price (under certain conditions) the Banana Boat Holding Corp. Common Stock held by other investors in the transaction, including the common stock purchasable upon exercise of the Funds' warrants.

8.  Investment Advisory Fee

   The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 12). For the quarters ended March 31, 1995 and 1994, the Retirement Fund paid $272,229 and $321,395, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

9.  Fund Administration Fee

   As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 12). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the quarters ended March 31, 1995 and 1994, the Retirement Fund paid $151,924 and $163,354, respectively, in Fund Administration Fees.

10.  Administrative Expenses

   Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1995, the Retirement Fund paid $31,025 in reimbursable expenses.

11.  Independent General Partners' Fees and Expenses

   As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund and compensation for each of the Independent General Partners is reviewed annually by the Independent General Partners. During the first quarter of 1995, the Retirement Fund paid each Independent General Partner $$2,002 as non-recurring, additional compensation with respect to 1994. For the quarters ended March 31, 1995 and 1994, the Retirement Fund incurred $40,068 and $22,407, respectively, in Independent General Partners' Fees and Expenses.

12.  Related Party Transactions

   The Retirement Fund's investments generally are made as co-investments with Fund II. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by the Retirement Fund involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Retirement Fund's expectation of engaging in such co-investments, the Funds together with ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. The Retirement Fund's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

   Thomas H. Lee Company, a sole proprietorship owned by Thomas
H. Lee, an Individual General Partner of the Retirement Fund and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith, usually pursuant to written agreements with such companies. In addition, certain of the portfolio companies have contractual or other relationships pursuant to which they do business with one another.

   Merrill Lynch, Pierce, Fenner & Smith Incorporated
("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and receive in consideration therewith various fees, commissions and reimbursements. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with its ordinary investment operations.

   For the quarter ended March 31, 1995, the Retirement Fund paid $31,025 owed to the Fund Administrator for reimbursable out-of-pocket expenses (please refer to Note 10 for further information).

   In the first quarter of 1995, the Retirement Fund paid the Individual General Partner distributions totaling $2,504 and paid the Managing General Partner distributions totaling $1,497,106 (which includes $1,472,068 of incentive fees and $25,038 with respect to their interest in Fund II). Of this incentive fee amount, 95% or $1,398,465 was paid to the Investment Advisor and the remaining 5% totaling $73,603 was paid to ML Mezzanine II Inc. As of March 31, 1995, the Managing General Partner has earned $25,045,531 in Incentive Fees of which $6,922,173 is deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid in full.

13.  Litigation

   On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants in the action made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the court's ruling. On August 3, 1994, the court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

   On August 9, 1994, the same two Limited Partners from Fund II and the Retirement Fund commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. On December 12, 1994, defendants moved to dismiss plaintiffs' claims; plaintiffs filed their opposition papers on or about January 10, 1995. This motion remains pending. The defendants in this action believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

   On November 2, 3 and 4, 1994, stockholders of Snapple
Beverage Corp. commenced approximately twenty putative class actions in the Delaware Chancery Court, purportedly on behalf of all public stockholders of Snapple, against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., and some or all of Snapple's directors. Since then, the plaintiffs have filed a Consolidated Amended Complaint against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., some or all of Snapple's directors and Quaker Oats. The complaint alleges that the sale of Snapple to Quaker Oats is at an unfair price and in violation of the defendants' fiduciary duties to public stockholders. The plaintiffs sought an injunction against the merger transaction, an accounting for any damages suffered by the public stockholders, and attorneys' fees and related expenses. The Court on November 15, 1994 denied plaintiffs application to take expedited discovery and request to schedule a preliminary injunction hearing. The defendants in these actions believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

14.  Commitments

   On August 2, 1993, the Retirement Fund established a letter of credit from Banque Nationale de Paris in favor of FLA. Orthopedics, a Non-Managed portfolio company. The Retirement Fund posted as collateral a $394,800 Banque Nationale de Paris certificate of deposit which pays an annual interest rate of 3.875%. If the commitment is drawn upon, the Retirement Fund will receive additional subordinated notes and equity of FLA. Orthopedics. The letter of credit will expire on May 1, 1996.

15.  Income Taxes (Statement of Financial Accounting Standards
     No. 109)

   No provision for income taxes has been made since all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

   Pursuant to the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax bases of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax bases of the Retirement Fund's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1994, the tax bases of the Retirement Fund's assets are less than the amounts reported in the financial statements by $19,910,687. This difference is primarily attributable to unrealized appreciation on investments which has not been recognized for tax purposes.

16.  Subsequent Events

   On May 8, 1995, the Individual General Partners approved the first quarter 1995 cash distribution totaling $5,893,412 which represents $4,715,161 as a return of the reserve for follow-on investments, net investment income of $978,818 from Mezzanine Investments and $191,433 from Temporary Investments. The total amount distributed to Limited Partners was $4,899,414 or $27.60 per Unit, which was paid on May 15, 1995. The Managing General Partner received a total of $13,800, with respect to its interest in the Retirement Fund, and $978,818 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $1,380 with respect to his interest in the Retirement Fund.

   On March 31, 1995, Petco announced a public offering of 3 million shares of common stock, of which approximately 2 million would be sold by Petco and approximately 1 million would be sold by Petco's shareholders, including the Retirement Fund. The offering was effected on April 27, 1995 and the Retirement Fund sold 58,561 shares for a net price of $19.7125 per share. The Retirement Fund received proceeds of approximately $1.5 million, realizing a gain of approximately $195,000. The Retirement Fund may sell up to 8,784 additional shares which represents the underwriters' overallotment option, which can be exercised until May 27, 1995.

   On May 3, 1995 Dickstein Partners, Inc. offered to buy the outstanding common stock of Hills Stores, Co. for $25 per share.

   On May 8, 1995, the Independent General Partners approved a return of the reserve for follow-on investments to the Retirement Fund's partners of $4,714,921 and approved a follow-on investment in Ghirardelli Holdings Corp. of $1,864,800, which will reduce the reserve for follow-on investments to $9,322,206. The follow-on investment in Ghirardelli is contingent upon the Retirement Fund receiving certain documents related to the transaction.

                                   SCHEDULE 1
             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                      FOR THE QUARTER ENDED MARCH 31, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                   NUMBER OF   INVESTMENT     NET
  SECURITY                          SHARES        COST      PROCEEDS      REALIZED GAIN
  EquiCredit Corp.
    Common Stock                     259,474     $ 680        $  8,303        $  7,623
  TOTAL                                          $ 680        $  8,303        $  7,623


                                   SCHEDULE 2
             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
         SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                       FOR THE PERIOD ENDED MARCH 31, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         UNREALIZED
                                                        APPRECIATION       TOTAL         TOTAL
                                                        (DEPRECIATION   UNREALIZED    UNREALIZED
                                                          ) FOR THE    APPRECIATION  APPRECIATION
                                   INVESTMEN    FAIR    QUARTER ENDED  (DEPRECIATIO  (DEPRECIATIO
  SECURITY                             T       VALUE      MARCH 31,        N) AT      N) AT MARCH
                                     COST                   1995       DECEMBER 31,    31, 1995
                                                                           1994
 PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
  EquiCredit Corp.
    Common Stock*                     $    -    $    -     $  (7,591)       $  7,591       $     -
  First Alert, Inc.
    Common Stock                       3,320    23,671        (9,697)         29,687        19,990
  Hills Stores Company
    Common Stock                      30,247     4,958          (122)       (11,073)      (11,195)
  Petco Animal Supplies, Inc.
    Common Stock                       3,885     2,657            822          (239)           583
  Playtex Products, Inc.
    Common Stock                       5,299     1,468            161        (1,522)       (1,361)
  Stanley Furniture
    Preferred Stock                        -         -              -              -             -
    Common Stock                         291       132           (53)           (48)         (101)
 TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                        $ (16,480)       $ 24,396     $   7,916

                                   SCHEDULE 2
             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                       FOR THE PERIOD ENDED MARCH 31, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      Unrealized       Total        Total
                                                     Appreciation   Unrealized    Unrealized
                                                           /       Appreciation  Appreciation
                                                     (Depreciatio        /            /
                                    Investme   Fair   n) for the   (Depreciatio  (Depreciatio
SECURITY                               nt     Value     Quarter        n) At     n) At March
                                      Cost            Ended March  December 31,    31, 1995
                                                       31, 1995        1994
NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock                           $13  $    -  $          -  $        13    $       13
FLA. Orthopedics, Inc.
  Common Stock*                          987       -             -        (987)         (987)
  Subordinated Notes                   3,158   1,579       (1,579)            -       (1,579)
Hills Department Stores, Inc.
  Subordinated Note                        -       -             -            -             -
  Common Stock Purchase Warrants           -       -             -            -             -
  Common Stock Rights                  2,418     723             -      (1,695)       (1,695)
Stablex Canada Inc.
  Subordinated Note*                   7,061   5,233             -      (1,828)       (1,828)


TOTAL UNREALIZED APPRECIATION
(DEPRECIATION) FROM NON PUBLIC                             (1,579)      (4,523)       (6,102)
SECURITIES

NET UNREALIZED APPRECIATION                              $(18,059)    $  19,873      $  1,814
(DEPRECIATION)


*  Restricted security.

    Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Liquidity & Capital Resources

   As of March 31, 1995, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds which were available for investment to the Retirement Fund as of March 31, 1995 were $115,379,293, after returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

   At March 31, 1995, the Retirement Fund had outstanding a total of $96,217,837 invested in Mezzanine Investments representing $71,803,450 Managed and $24,414,387 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper and bankers' acceptances with maturities of less than two months.

   Excluding subordinated notes placed on non-accrual status, the Retirement Fund, during the quarter ended March 31, 1995, received no additional debt securities in lieu of cash interest payments ("payment-in-kind" securities) as provided in certain of its subordinated note investments. As of March 31, 1995, the Retirement Fund has in its portfolio of investments $235,451 of payment-in-kind securities, which excludes $2,749,090 of payment-in-kind securities received from notes placed on non-accrual status.

   The Retirement Fund invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Retirement Fund's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. The Retirement Fund was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last quarter of the Retirement Fund's investment period terminated at various times through December 18, 1993.

   On January 27, 1995, the Fund completed its sale of 259,474 shares of EquiCredit common stock to Barnett Bank at $32 per share (see Note 4 to the Financial Statements). As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund earned and received incentive fees of $1,415,363, and received $24,411 with respect to its interest in the Retirement Fund and the Limited Partners received approximately $6.8 million or $38.65 per Unit. These amounts were distributed on February 14, 1995. As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. As of February 14, 1995, the amount that is deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement was $6,922,173. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of May 12, 1995, the Deferred Distribution Amount owed to the Managing General Partner is $5,943,354.

  On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20,014,971 for the Retirement Fund. As of May 12, 1995, the reserve balance was reduced to $11,187,006 due to follow-on investments of $153 in Petco Animal Supplies, $1,581,030 in Fitz and Floyd, Inc., $128,270 in Fine Clothing, Inc., $2,403,591 for a Certificate of Deposit related to the reorganization of Hills and a return of the reserve to the Retirement Fund's partners of $4,714,921. The return of the reserve will be distributed with the first quarter distribution on May 15, 1995. The Retirement Fund has also approved a follow-on investment of $1,864,800 in Ghirardelli Holding Corp. The follow-on investment is contingent upon the Retirement Fund receiving certain documents relating to the transaction. The level of reserve was based upon an analysis of potential follow-on investments in specific portfolio companies, which may become necessary to protect or enhance the Retirement Fund's existing investment.

   All net proceeds from the sale of Mezzanine Investments received by the Retirement Fund in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

   The proportion of distributions provided by net investment income has dropped significantly from prior years, due primarily to increased sales and redemptions of Mezzanine Investments, a resulting decrease in investment income as those holdings cease to generate interest income. Given the large outstanding Deferred Distribution Amount noted, it is expected that all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of any future cash distributions to Limited Partners for the next year to two years will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, which are estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

Investment in High-Yield Securities

   The Retirement Fund invests primarily in subordinated debt and preferred stock securities ("High-Yield Securities"), generally linked with an equity participation, issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings. High-Yield Securities are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with High-Yield Securities than with investment grade securities because High-Yield Securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

   Although the Retirement Fund cannot eliminate the risks associated with its investments in High-Yield Securities, it has established and implemented risk management policies. The Retirement Fund subjected each prospective investment to rigorous analysis, and made only those investments that were recommended by the Investment Adviser and that meet the Retirement Fund's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. The Retirement Fund's investments were measured against specified Retirement Fund investment and performance guidelines. To limit the exposure of the Retirement Fund's capital in any single issuer, the Retirement Fund limited the amount of its investment in a particular issuer. The Retirement Fund's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

   Certain issuers of High-Yield Securities held by the Retirement Fund (First Alert, Hills, Petco, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund (other than Hills and Stanley Furniture) were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least three years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

   The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Funds (and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. The Retirement Fund may from time to time make follow-on investments to the extent necessary to protect or enhance its existing investments.

Results of Operations

Investment Income and Expenses

   The investment income from operations for the quarter consists primarily of interest and discount income earned on the investment of proceeds from partners' contributions in Mezzanine
Investments and short-term money market instruments.

   For the quarter ended March 31, 1995, the Retirement Fund had investment income of $1,779,277, as compared to $4,091,726 for the same period in 1994. This decrease of $2,312,449 in 1995 investment income from 1994 is due primarily to the recognition of previously unrecorded interest, dividend and discount income related to Petco Animal Supplies of $1,639,977 that was recorded in the first quarter of 1994. Also contributing to this decrease is (i) the amount of temporary investments held by the Retirement Fund after distributions of return of capital to partners and
(ii) the placement of a debt security on non-accrual status effective January 1, 1995.

   Major expenses for the period consisted of the Investment
Advisory Fee, the Fund Administration Fee, professional fees and
Independent General Partners' Fees and Expenses.

   Professional fees for the quarters ended March 31, 1995 and 1994 were $114,227 and $328,139, respectively. Professional fees were primarily incurred in connection with the litigation proceedings as described in Note 12 to the Financial Statements.

   The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser for the quarters ended March 31, 1995 and 1994 were $272,229 and $321,395, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. The decrease in 1995's as compared to 1994's Investment Advisory Fees was a direct result of the sales of investments, returns of capital to partners and realized losses on investments.

   The Fund Administration Fees paid to the Fund Administrator for the quarters ended March 31, 1995 and 1994 were $151,924 and $163,354, respectively, and were calculated at an annual rate of 0.45% of the excess of net offering proceeds less 50% of capital reductions, plus a percentage of out-of-pocket expenses. The decrease in 1995's as compared to 1994's Fund Administration Fees was a direct result of sales of investments, returns of capital to partners and realized losses on investments.

  Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1995, reimbursable expenses totaled $484.

   For the quarters ended March 31, 1995 and 1994, the Retirement Fund incurred $40,068 and $22,407, respectively, in Independent General Partners' Fees and Expenses. The increase in Independent General Partners' Fees and Expenses was primarily attributable to the increase in legal fees incurred and advanced on behalf of indemnified Independent General Partners in connection with the aforementioned litigation proceedings.

   For the quarter ended March 31, 1995, the Retirement Fund had net investment income of $1,199,174, as compared to $3,243,555 for the same period in 1994. This decrease in 1995 as compared to 1994 is primarily attributable to higher investment income recorded on Mezzanine Investments in 1994 due to Petco Animal Supplies March 17, 1994 initial public offering and recognition of thirty-eight and one half months of interest, discount and dividend income.

Net Assets

   The Retirement Fund's net assets decreased by $17,818,095 during the quarter ended March 31, 1995, due to the payment of cash distributions to partners of $8,582,458 ($679,869 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $18,059,157 partially offset by net investment income of $1,199,174 and realized gains from investments of $7,623,346. This compares to the quarter ended March 31, 1994's net assets decreasing by $13,006,227 due to the payment of cash distribution of $13,364,699 partially offset by net investment income of $3,243,555 and realized gains form investments of $268,539.

Unrealized Appreciation and Depreciation on Investments

   For the quarter ended March 31, 1995, the Retirement Fund recorded net unrealized depreciation of $18,059,157 and on this date, the Retirement Fund's cumulative net unrealized appreciation on investments totaled $1,813,945. This decrease can be attributed primarily to the reversal of unrealized appreciation from the sale of EquiCredit Corporation's Common Stock and the decrease in valuation on First Alert, Inc.

   For the quarter ended March 31, 1994, the Retirement Fund recorded net unrealized depreciation on investments of $3,153,672.

   The Retirement Fund's valuation of the Common Stock of First
Alert, Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at March 31, 1995.

   The Managing General Partner and the Investment Adviser review the valuation of the Retirement Fund's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

   A substantial number of the Retirement Fund's assets (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

   The First Alert, Petco and Playtex securities held by the Retirement Fund are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Retirement Fund may be considered an affiliate of First Alert, Hills and of Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Petco, Playtex and Stanley Furniture securities held by the Retirement Fund do not necessarily represent the prices at which these securities could currently be sold.

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

   For additional information, please refer to Item 1.
Financial Statements - Supplemental Schedule of Unrealized
Appreciation and Depreciation (Schedule 2 - pages 29-30).

Realized Gains and Losses

   For the quarter ended March 31, 1995, the Retirement Fund had net realized gains from the sale of EquiCredit of $7,623,346, as compared to $268,539 for the same period in 1994.

   For additional information, please refer to Item 1.
Financial Statements - Supplemental Schedule of Realized Gains and Losses (Schedule 1 - page 28).

Cash Distributions

   On May 8, 1995, the Individual General Partners approved the first quarter 1995 cash distribution totaling $5,893,412 which represents $4,715,161 as a return of the reserve for follow-on investments, net investment income of $978,818 from Mezzanine Investments and $191,433 from Temporary Investments. The total amount distributed to Limited Partners was $4,899,414 or $27.60 per Unit, which was paid on May 15, 1995. The Managing General Partner received a total of $13,800, with respect to its interest in the Retirement Fund, and $978,818 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $1,380 with respect to his interest in the Retirement Fund.

Part II - Other Information

   Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

   Exhibit 27, Article 6 - Financial Data Schedule for the quarter ending March 31, 1995

(b) Reports on form 8-K: None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 1995.


                      ML-LEE ACQUISITION FUND (RETIREMENT
                          ACCOUNTS) II, L.P.

                      By: Mezzanine Investments, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner

Dated:  May 12, 1995  /s/  Joseph W. Sullivan
                      Joseph W. Sullivan
                      Vice President and Treasurer
                      (Chief Financial Officer)


Dated:  May 12, 1995  /s/  Audrey Bommer
                      Audrey Bommer
                      Vice President and Assistant
                      Treasurer (Chief Accounting Officer)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 1995.


                      ML-LEE ACQUISITION FUND (RETIREMENT
                          ACCOUNTS) II, L.P.

                      By: Mezzanine Investments, L.P.,
                          Managing General Partner

                      By: ML Mezzanine II Inc.,
                          its General Partner

Dated:  May 12, 1995
                      Joseph W. Sullivan
                      Vice President and Treasurer
                      (Chief Financial Officer)


Dated:  May 12, 1995
                      Audrey Bommer
                      Vice President and Assistant
                      Treasurer (Chief Accounting Officer)