Form 10-Q
period 1995-06-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1995-08-14
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Period Ended June 30, 1995

                 Commission File Number 0-17382

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
     (Exact name of registrant as specified in its Charter)

       Delaware                           04-3028397
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

                World Financial Center
               South Tower - 23rd Floor
            New York, New York  10080-6123
(Address of principal executive offices and zip code)

Registrant's telephone number, including area code:(212) 236-7339
Securities registered pursuant to Section 12(b) of the Act:  None
Name of each exchange on which registered:  Not Applicable
Securities registered pursuant to Section 12(g) of the Act:

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

                        TABLE OF CONTENTS

Part I. Financial Information

                                                       Page
Item 1.  Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1995 and December 31, 1994      3

Statements of Operations - For the Three and Six
  Months Ended June 30, 1995 and June 30, 1994           4

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1995 and June 30, 1994           5

Statements of Cash Flows - For the Six Months
  Ended June 30, 1995 and June 30, 1994                  6

Statement of Changes in Partner's Capital at
  June 30, 1995                                          7

Schedule of Portfolio Investments - June 30, 1995        8

Notes to Financial Statements                           15

Supplemental Schedule of Realized Gains and Losses -
  (Schedule 1)                                          29

Supplemental Schedule of Unrealized Appreciation
  and Depreciation - (Schedule 2)                       30

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations         32

Part II. Other Information                              42


     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)
                                               June 30,
                                                 1995       December
                                              (Unaudited)   31, 1994
ASSETS:
Investments - Notes 2,4,5,7,16
Portfolio Investments, at fair value
Managed Companies
  (amortized cost $72,617 at June 30,
  1995 and $72,484 at December 31, 1994)       $ 90,198     $ 95,185
Non-Managed Companies
  (amortized cost $24,926 at June 30,
  1995 and $24,420 at December 31, 1994)         20,521       21,592
Temporary Investments, at amortized
  cost(cost $11,499 at June 30, 1995
  and $16,329 at December 31, 1994)              11,529       16,370
Cash                                                  -            1
Accrued Interest and Dividend Receivable
  - Note 2                                          549        1,217
Prepaid Expenses                                      2            4
TOTAL ASSETS                                   $122,799     $134,369

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
  Legal and Professional Fees Payable          $    123     $    126
  Independent General Partners' Fees
    Payable - Note 11                                18           62
  Deferred Interest Income - Note 2                 540          590
Total Liabilities                                   681          778
Partners' Capital - Note 2
  Individual General Partner                         37           40
  Managing General Partner                        6,506        6,824
  Limited Partners (177,515 Units)              115,575      126,727
Total Partners' Capital                         122,118      133,591
TOTAL LIABILITIES AND PARTNERS' CAPITAL        $122,799     $134,369


       See the Accompanying Notes to Financial Statements.

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                         For the Three Months Ended    For the Six Months Ended
                                          June 30,      June 30,        June 30,       June 30,
                                            1995          1994            1995           1994
INVESTMENT INCOME - NOTES 2,6:
Interest                                 $ 1,347         $1,474         $ 3,122         $5,128
Discount                                       6            270              11            661
Dividends                                     18              -              18             46
  TOTAL INCOME                             1,371          1,744           3,151          5,835

EXPENSES:
Investment Advisory Fee - Note 8             273            323             545            644
Fund Administration Fee - Note 9             152            164             304            327
Amortization of Deferred Organization
  Expenses - Note 2                            -             11               -             23
Legal and Professional Fees                  204            481             318            809
Reimbursable Administrative Expenses -
  Note 10                                     49            130              50            130
Independent General Partners' Fees
  and Expenses - Note 11                      26             15              66             37
Insurance Expense                              1              2               2              3
TOTAL EXPENSES                               705          1,126           1,285          1,973

NET INVESTMENT INCOME                        666            618           1,866          3,862

Net Realized Gain on Investments -
  Note 4 and Schedule 1                      213              -           7,836            269

Net Change in Unrealized Appreciation
  (Depreciation) from Investments -
  Note 5 and Schedule 2:
  Publicly Traded Securities              11,360         (7,806)         (5,120)        (9,766)
  Non Public Securities                        -         (1,029)         (1,579)        (2,223)
    Subtotal                              11,360         (8,835)         (6,699)       (11,989)

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS               12,239         (8,217)          3,003         (7,858)

LESS:  Incentive Fees to Managing
  General Partner                           (428)          (382)         (6,214)          (847)

NET INCREASE (DECREASE) AVAILABLE FOR
  PRO-RATA DISTRIBUTION TO ALL PARTNERS  $11,811        $(8,599)        $(3,211)       $(8,705)


                   See the Accompanying Notes to Financial Statements.

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                    For the Six Months Ended
                                      June 30,    June 30,
                                        1995        1994
FROM OPERATIONS:
Net Investment Income                 $ 1,866     $  3,862

Net Realized Gain on Investments        7,836          269

Net Change in Unrealized
  Depreciation on Investments          (6,699)     (11,989)

Net Increase (Decrease) in Net
  Assets Resulting From Operations      3,003       (7,858)

Cash Distributions to Partners        (14,476)     (28,299)

Total Decrease                        (11,473)     (36,157)

NET ASSETS:

Beginning of Year                     133,591      278,451

End of Period                        $122,118     $242,294


       See the Accompanying Notes to Financial Statements.

              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                         For the Six Months Ended
                                                          June 30,      June 30,
                                                            1995          1994
INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest, Discount and Dividends                        $ 3,272       $  6,620
 Fund Administration Fee                                    (304)          (327)
 Investment Advisory Fee                                    (545)          (644)
 Independent General Partners' Fees and Expenses            (110)           (71)
 Sale of Temporary Investments, Net                        4,829         18,159
 Proceeds from Sale of Portfolio Company Investments       9,568         12,192
 Purchase of Portfolio Company Investment                 (1,865)        (5,719)
 Reimbursable Administrative Expense                         (86)           (91)
 Closing Fee Received                                          -             40
 Legal and Professional Fees                                (284)          (661)
 Net Cash Provided by Operating Activities                14,475         29,498
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Distributions to Partners                          (14,476)       (28,299)
 Net Cash Applied to Financing Activities                (14,476)       (28,299)
 Net Increase (Decrease) in Cash                              (1)         1,199
 Cash at Beginning of Period                                   1              1
 Cash at End of Period                                   $     -       $  1,200

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                    $ 1,866      $  3,862
Adjustments to Reconcile Net Investment
Income to Net Cash Provided by Operating Activities:
Decrease in Investments                                   4,696         24,632
Net Realized Gains on Sales of Investments                7,836            269
Decrease in Accrued Interest Receivables                    122            785
Amortization of Deferred Organization Expenses                -             23
Decrease in Prepaid Expenses                                  2              2
Decrease in Independent General Partners' Fees Payable      (44)           (31)
Increase in Closing Fees Payable                              -             40
Increase(Decrease)in Professional Fees Payable               (3)           185
Decrease in Option Payable                                    -           (269)
Total Adjustments                                         12,609         25,636
Net Cash Provided by Operating Activities                $14,475       $ 29,498

       See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                        Individual Managing
                                         General   General  Limited
                                         Partner   Partner  Partners  Total
For the Six Months Ended June 30, 1995 -
  Notes 2,3,4,5
Partners' Capital at January 1, 1995    $   40     $ 6,824  $126,727  $133,591
Allocation of Net Investment Income          1         542     1,323     1,866
Allocation of Net Realized Gain on
  Investments                                2       1,649     6,185     7,836
Allocation of Net Change in
  Unrealized Depreciation on Investments    (2)        (19)   (6,678)   (6,699)
Cash Distributions to Partners              (4)     (2,490)  (11,982)  (14,476)

Partners' Capital at June 30, 1995      $   37      $6,506  $115,575  $122,118

       See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)


  Principal                                                                                                    Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                             Date       Cost      (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)
$3,133            Anchor Advanced Products, Inc., Sr. Sub. Nt. 11.67% due 04/30/00 (c)  04/30/90   $3,133      $3,133
$4,178            Anchor Advanced Products, Inc., Jr. Sub. Nt. 17.5% due 04/30/00 (c)   04/30/90    4,178       4,178
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      827         827
132,290 Warrants  Anchor Holdings, Inc., Common Stock Purchase Warrants(d)              04/30/90        0           0
                    (14.1% of fully diluted common equity assuming exercise of warrants)            8,138       8,138        6.66

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d                             12/27/90    2,193       2,193
                    (8.9% of fully diluted common equity)                                           9,156       9,156        7.49

                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                               0           0        0.00

                  CST OFFICE PRODUCTS, INC. (b) - Note 6
$3,395            Lee-CST Acquisition Corp., Sr. Sub. Nt. 12% due 0/31/00(c)(h)         03/30/90    3,395       3,395
$3,395            Lee-CST Acquisition Corp., Jr. Sub. Nt. 18% due 03/31/00(c)(h)        03/30/90    3,395       3,395
$1,225            CST Office Products Corp., Sr. Sub. Nt. 15% due 03/31/00(c)(f)(h)     Various       104         104
$1,628            CST Office Products Corp., Jr. Sub. Nt. 15% due 06/30/96(c)(f)(h)     Various         0           0
87,051 Shares     Lee-CST Holding Corp., Common Stock (d)                               03/30/90      696         696
94,668 Warrants   Lee-CST Holding Corp., Common Stock Purchase Warrants(d)              03/30/90        0           0
                    (12.4% of fully diluted common equity assuming exercise of warrants)            7,590       7,590        6.21

                           See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)


  Principal                                                                                                    Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                   07/31/92  $3,680    $33,938
                    (8.9% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0                                   3,680     33,938      27.76

                  GHIRARDELLI HOLDINGS CORPORATION(b) - Note 14
$5,328            Ghirardelli Holdings Corporation, 13% Subordinated Note due 03/31/02(c) 03/31/92   5,328      5,328
532,800 Shares    Ghirardelli Holdings Corporation, Common Stock(d)                       03/31/92   1,066      1,066
84,039 Shares     Ghirardelli Holdings Corporation, Common Stock(d)                       05/12/95     266        266
15,984 Shares     Ghirardelli Holdings Corporation, Series A Preferred Stock(d)           05/12/95   1,598      1,598
                    (9.4% of fully diluted common equity)
                    $7,992 Sr. Bridge Note
                    Purchased 03/31/92                     $7,992
                    Repaid 06/11/92                        $7,992
                    Realized Gain                          $    0                                    8,258      8,258       6.76

                  HILLS STORES COMPANY (b) - Notes 5,16
244,818 Shares    Hills Stores Company, Common Stock(a)(j)                               04/03/90   16,153      5,875
116,994 Rights    Hills Stores Company, Common Stock Rights(d)                           Various     2,418        723
                    (2% of fully diluted common equity assuming exercise of options)                18,571      6,598       5.40

                                   See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                    Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  PETCO ANIMAL SUPPLIES, INC. (b) - Notes 4,5
62,379 Shares     Petco Animal Supplies, Common Stock(a)(d)                             Various    $1,023   $  1,451
                    (.70% of fully diluted common equity)
                    $28 14% Sr. Sub. Bridge Notes
                    Purchased various                       $   28
                    Repaid 04/19/91                         $   28
                    Realized Gain                           $    0
                    $900 12.5% Sr. Sub. Notes
                    Purchased various                       $  900
                    Repaid 03/28/94                         $  900
                    Realized Gain                           $    0
                    Total Realized Gain                     $    0                                  1,023      1,451       1.19
                    64,151 Shares Common Stock
                    Purchased Various                       $1,052
                    Sold 04/26/95                           $1,265
                    Total Realized Gain                     $  213
                    64,151 Shares Common Stock
                    Purchased Various                       $1,052
                    Sold 04/26/95                           $1,265
                    Total Realized Gain                     $  213

                  PLAYTEX PRODUCTS, INC. - Notes 5,7
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                         03/29/90       2,830      1,790
                    (0.36% of fully diluted common equity)
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 09/28/90                           $3,925
                    Realized Gain                           $    9
                    45,323 Shares Common Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29                                 2,830       1,790        1.46
                              See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  RESTAURANTS UNLIMITED - Note 4
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                   06/03/94    $3,956    $ 3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                       06/03/94         0          0
                    (1.6% of fully diluted common equity)                                            3,956      3,956      3.24

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
18,511 Shares     Stanley Furniture Company, Inc., Common Stock(a)(j)                   06/30/91       233        141
                    (0.4% of fully diluted common equity)                                              233        141      0.12

                  SUN PHARMACEUTICALS CORP.(b) - Note 7
$9,182            Sun Pharmaceuticals Corp., 12.5% Sub. Nt. due 12/31/02(c)             12/03/92     9,182      9,182
8,218.5 Warrants  Banana Boat Holding Corp., Common Stock Purchase Warrants(d)(i)       12/03/92         0          0
                    (6.5% of fully diluted common equity assuming exercise
                      of warrants)
                    $12,199 Sr. Bridge Note
                    Purchased 12/03/92                      $12,199
                    Repaid 12/18/92                         $12,199
                    Realized Gain                           $     0                                  9,182      9,182       7.51

                    TOTAL INVESTMENT IN MANAGED COMPANIES                                          $72,617    $90,198      73.80

                                           See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94   $  443     $  450
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94       62         62
26,218 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94        9          9
                                                                                                      514        521         0.43
                  FITZ AND FLOYD/SILVESTRI (b) - Notes 4,5,6
$6,719            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)              03/31/93    6,709      6,711
$1,581            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)              07/30/93    1,578      1,578
988,144 Shares    FF Holding Co., Common Stock(d)                                       03/31/93       10          0
336,364 Shares    FF Holding Co., Common Stock(d)                                       07/30/93        3          0
337,155 Shares    FF Holding Co., Common Stock(d)                                       12/22/94        0          0         6.77
                                                                                                    8,300      8,289

                  FLA. ORTHOPEDICS, INC - Notes 5,6,14
$3,158            FLA. Acquisition Corp., 12.5% Sub, Nt. due 07/31/99(c)(h)             08/02/93    3,158      1,579
78,960 Shares     FLA. Holdings, Inc. Common Stock (d)                                  08/02/93      987          0
47,376 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93        0          0
                                                                                                    4,145      1,579         1.29

                                   See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  NATIONAL TOBACCO COMPANY, L.P.
$3,997            National Tobacco Company, 13% Sub. Nt. due 10/15/98(c)                04/14/92   $  3,997   $ 3,997
$131              National Tobacco Company, 15% Sub. Nt. due 10/15/98(c)(f)             06/30/93        131       131
$266              National Tobacco Company, Class A Partnership Int.(d)                 04/14/92        267       267
                                                                                                      4,395     4,395       3.60
                  SORETOX - Notes 4,5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(h)             06/29/95      3,997     2,955
3,568 Warrants    Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(h)             06/29/95      3,568     2,782
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          0         0
                                                                                                      7,565     5,737       4.68

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                         $24,91   $20,521      16.77


                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                   Various       63,215    59,817      48.93
                  Partnership Interest                                                 04/14/92         267       267       0.22
                  Preferred Stock, Common Stock, Warrants and Stock Rights             Various       34,054    50,635      41.42

                  TOTAL MEZZANINE INVESTMENTS                                                       $97,536  $110,719      90.57

                                   See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                  Fair       % Of
   Amount                                                                          Investment Investment   Value      Total
   Shares     Investment                                                              Date       Cost    (Note 2)  Investments
              TEMPORARY INVESTMENTS

              CERTIFICATES OF DEPOSIT AND TIME DEPOSIT - Note 14
$ 395         Banque National de Paris, 3.875% due 03/26/96                         08/18/93   $   395   $   395
$ 506         State Street Bank, 3.5% due 07/03/95                                  06/30/95       506       506
              TOTAL INVESTMENT IN C/D'S AND TIME DEPOSITS                                          901       901       0.74

              COMMERCIAL PAPER
$2,052        Ford Motor Credit, 5.94% due 07/03/95                                 06/01/95     2,041     2,051
$1,260        Mid-South Capital Corp. 5.95% due 07/07/95                            06/07/95     1,254     1,259
$7,357        GECC, 5.95% due 08/02/95                                              06/19/95     7,303     7,318
              TOTAL INVESTMENT IN COMMERCIAL PAPER                                              10,598    10,628       8.69

              TOTAL TEMPORARY INVESTMENTS                                                     $ 11,499  $ 11,529       9.43

              TOTAL INVESTMENT PORTFOLIO                                                      $109,035  $122,248     100.00%



(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $7,669 for Mezzanine Investments and $29,763 for
     Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Represents an amount of less than one thousand dollars.
(h)  Non-accrual investment status.
(i)  Call option written against this security.
(j)  Non-income producing equity security.



                                    See the Accompanying Notes to Financial Statements.

     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1995
                           (UNAUDITED)


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

Valuation of Investments

   Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of the Retirement Fund. For privately issued securities in which the Retirement Fund typically invests, the fair value of an investment is its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'- length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

   Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market.

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at June 30,1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

   Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

   All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1995 and December 31, 1994, the Retirement Fund has in its portfolio of investments $739,601 and $235,451, respectively, of payment-in-kind debt securities which excludes $3,110,711 and $1,723,465, respectively, of payment-in-kind securities received from notes placed on non-accrual status. As of June 30, 1995 and December 31, 1994, the Retirement Fund had in its portfolio of investments $1,224,548 of payment-in-kind equity securities.

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

   Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

   Sales and Marketing Expenses, Offering Expenses and Sales
Commissions

   Sales commissions and selling discounts were allocated to specific Partners' accounts in which they were applied. Sales and marketing expenses and offering expenses were allocated between the Funds in proportion to the number of Units issued by each fund and to the Partners in proportion to their capital contributions.

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

Interim Financial Statements

   The financial information included in this interim report as of June 30, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

   On January 27, 1995, the Retirement Fund sold 259,474 shares of EquiCredit common stock, realizing a gain of $7,623,346 on an original investment of $679,822. The proceeds from the sale were distributed to the Retirement
Fund's partners in a special distribution on February 14, 1995.



   On April 27, 1995, Petco Animal Supplies, Inc.
("Petco") completed a public offering of approximately 3.6 million shares of common stock (the "Petco Offering") at a net price of $19.71 per share. Of the shares sold, approximately 2.4 million shares were offered by Petco and approximately 1.2 million were offered by certain existing shareholders, including the Retirement Fund. As part of the Petco Offering, the Retirement Fund sold 64,151 shares (including shares sold as a result of the exercise of the underwriters' overallotment option on May 26, 1995) representing 51% of its Petco holdings. The Retirement Fund received proceeds of $1,264,577 and realized a gain of $212,949 on the sale of the equity.

   On May 12, 1995, the Retirement Fund made a follow-on investment in Ghirardelli Holdings Corp. for a total of $1,864,800. The Retirement Fund received 15,984 shares of
Series A Preferred Stock for $1,598,400 and 84,039 additional shares of Common Stock for $266,400.

   Effective June 29, 1995, Soretox structured a management led buyout of the company. As a result, the Stablex Canada, Inc. $7,060,925, 14% Subordinated Note and the 209,829 shares of 176347 Canada, Inc. Common Stock Purchase Warrants held by the Retirement Fund were exchanged for a Stablex Canada Inc. $3,996,750 principal amount 10% Subordinated Note, a $3,064,175 principal amount (plus capitalized interest of $504,150 from the note given up) 11% Junior Subordinated Note and 2,286 shares of Seaway TLC Inc. Common Stock Purchase Warrants. No gain or loss was recorded on the transaction.

    On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20,014,971 for the Retirement Fund. As of June 30, 1995, the reserve balance was reduced to $9,322,206 due to follow-on investments of $153 in Petco Animal Supplies, Inc.,
$1,581,030 in Fitz and Floyd, Inc., $128,270 in Fine
Clothing, Inc. and $2,403,591 for a Certificate of Deposit related to the reorganization of Hills Stores. The
Retirement Fund made a follow on investment in Ghirardelli
Holdings Corp. of $1,864,800 and has returned $4,714,921 of the reserve to partners during the quarter ended June
30,1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance its existing investment.

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

5.  Unrealized Appreciation and Depreciation of Investments

   For the six months ended June 30, 1995, the Retirement
Fund recorded net unrealized depreciation of $6,699,029 (of which $5,119,829 is net unrealized depreciation from publicly traded securities and $1,579,200 is net unrealized depreciation from non-public securities) compared to a net unrealized depreciation of $11,989,635 for the same period in 1994. As of this date, the Retirement Fund's cumulative net unrealized appreciation on investments totaled
$13,174,071.

   For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 30 - 31).

6.  Non-Accrual of Investments

   In accordance with the Retirement Fund's Accounting
Policy, the following notes has been on non-accrual status since the date indicated:

   -  CST Office Products, Inc. on October 1, 1992.
   -  Fitz and Floyd/Sylvestri Corporation
        on January 1, 1994.
   -  FLA Orthopedics, Inc. on January 1, 1995.
   -  Stablex Canada, Inc. on June 29, 1995.

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

8.  Investment Advisory Fee

   The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Incentive Fees paid to the Managing General Partner (as defined in Note 12). For the six months ended June 30, 1995 and 1994, the Retirement Fund paid $544,916 and $644,315, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

9.  Fund Administration Fee

   As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co., receives 5% of the benefit of any MGP Incentive Fees paid to the Managing General Partner (as defined in Note 12). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the six months ended June 30, 1995 and 1994, the Retirement Fund paid $303,951 and $326,684, respectively, in Fund Administration Fees.

10.  Administrative Expenses

   Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1995 and 1994, the Retirement Fund incurred $49,964 and $130,332, respectively, in reimbursable expenses.

11.  Independent General Partners' Fees and Expenses

   As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund and compensation for each of the Independent General Partners is reviewed annually by the Independent General Partners. For the six months ended June 30, 1995 and 1994, the Retirement Fund incurred $65,717 and $37,200, respectively, in Independent General Partners' Fees and Expenses.

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

   For the six months ended June 30, 1995, the Retirement
Fund paid $86,029 to the Fund Administrator for reimbursable out-of-pocket expenses (please refer to Note 10 for further information).

   In 1995, the Retirement Fund paid the Individual General Partner distributions totaling $3,884 and paid the Managing General Partner distributions totaling $2,489,725 (which includes $2,450,886 of incentive fees ("MGP Incentive
Fees") and $38,839 with respect to their interest in the Retirement Fund). Of the MGP Incentive Fees paid, 95% or $2,328,342 was paid to the Investment Advisor and the remaining 5% totaling $122,544 was paid to ML Mezzanine II Inc. As of June 30, 1995, the Managing General Partner has earned $23,682,149 in MGP Incentive Fees of which $6,214,293 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

13.  Litigation

   On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants in the action made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on June 30, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated June 30, 1994, the court granted in part and denied in part the motions to dismiss.

  	Additionally, by its June 30, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

   On August 9, 1994, the same two Limited Partners from Fund II and the Retirement Fund commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. On December 12, 1994, defendants moved to dismiss plaintiffs' claims; plaintiffs filed their opposition papers on or about January 10, 1995. This motion remains pending. On August 4, 1995, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. The defendants in this action believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

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

16.  Subsequent Events

   On August 3, 1995, the Individual General Partners approved the second quarter 1995 cash distribution totaling $2,077,699 which represents $67,663 as return of capital from the sale of Petco, net investment income and realized gains of $1,828,905 from Mezzanine Investments and $181,131 from Temporary Investments. The total amount distributed to Limited Partners was $1,352,664 or $7.62 per Unit, which was paid on August 14, 1995. The Managing General Partner received a total of $4,820, with respect to its interest in the Retirement Fund, and $719,733 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $482 with respect to his interest in the Retirement Fund.

  On July 20,1995 Dickstein Partners, Inc. withdrew their offer to purchase the outstanding common stock of Hills
Stores, Co. for $27 per share.

                                   SCHEDULE 1
             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
               SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                               NUMBER OF    INVESTMENT   NET      REALIZED
SECURITY                        SHARES        COST     PROCEEDS    GAIN
EquiCredit Corp.
  Common Stock                  259,474      $  680    $8,303     $7,623

Petco Animal Supplies
  Common Stock                   64,151(a)    1,052     1,265        213

  TOTAL                                       $1,732    $9,568     $7,836



(a)  Includes the underwriters overallotment option exercised on May 26, 1995.


                                                          SCHEDULE 2
                                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                            FOR THE PERIOD ENDED JUNE 30, 1995
                                                         (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)


                                                             UNREALIZED       UNREALIZED
                                                            APPRECIATION     APPRECIATION          TOTAL                TOTAL
                                                           (DEPRECIATION)   (DEPRECIATION)      UNREALIZED            UNREALIZED
                                                  FAIR     FOR THE THREE      FOR THE SIX      APPRECIATION          APPRECIATION
  SECURITY                         INVESTMENT     VALUE     MONTHS ENDED     MONTHS ENDED    (DEPRECIATION) AT    (DEPRECIATION) AT
                                     COST                  JUNE 30, 1995     JUNE 30, 1995   DECEMBER 31, 1994      JUNE 30, 1995
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
EquiCredit Corp.
  Common Stock*                    $     -     $     -        $     -         $(7,591)           $  7,591             $      -
First Alert, Inc.
  Common Stock*                      3,680      30,258         10,267             570              29,687               30,257
Hills Stores Company
  Common Stock                      16,153       5,876            918             796             (11,073)             (10,277)
Petco Animal Supplies, Inc.
  Common Stock                       1,023       1,451           (155)            667                (239)                 428
Playtex Products, Inc.
  Common Stock                       2,830       1,790            321             482              (1,522)              (1,040)
Stanley Furniture
  Preferred Stock                        -           -              -               -                   -                    -
  Common Stock                         233         141              9             (44)                (48)                 (92)
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                           $11,360         $(5,120)            $24,396             $ 19,276


                                                        SCHEDULE 2
                                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                       FOR THE PERIODS ENDED JUNE 30, 1995
                                                       (UNAUDITED)
                                                  (DOLLARS IN THOUSANDS)

                                                                       UNREALIZED       UNREALIZED
                                                                      APPRECIATION     APPRECIATION       TOTAL            TOTAL
                                                                     (DEPRECIATION)   (DEPRECIATION)   UNREALIZED       UNREALIZED
                                                                     FOR THE THREE     FOR THE SIX    APPRECIATION     APPRECIATION
                                                                      MONTHS ENDED     MONTHS ENDED   (DEPRECIATION)  (DEPRECIATION)
                                              INVESTMENT    FAIR        JUNE 30,         JUNE 30,     AT DECEMBER 31,    AT JUNE 30,
SECURITY                                         COST       VALUE         1995             1995            1994             1995
NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock                                 $  13      $   -         $   -          $    -        $   (13)            $   (13)
FLA. Orthopedics, Inc.
  Common Stock*                                  987          -             -               -           (987)               (987)
  Subordinated Note                            3,158      1,579             -          (1,579)             -              (1,579)
Hills Department Stores, Inc.
  Common Stock Rights                          2,418        723             -               -         (1,695)             (1,695)
Stablex Canada Inc.
  Subordinated Notes*                          7,565      5,737             -               -         (1,828)             (1,828)

TOTAL UNREALIZED DEPRECIATION
  FROM NON PUBLIC SECURITIES                                                -          (1,579)         (4,523)            (6,102)

NET UNREALIZED APPRECIATION (DEPRECIATION)                            $11,360         $(6,699)        $19,873            $13,174


*  Restricted security.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

   As of June 30, 1995, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds which were available for investment to the Retirement Fund as of June 30, 1995 were $111,038,819, after returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

   At June 30, 1995, the Retirement Fund had outstanding a total of $97,535,161 invested in Mezzanine Investments representing $72,616,623 Managed and $24,918,537 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper and bankers' acceptances with maturities of less than two months.

   Excluding Subordinated Notes place on non-accrual status, the Retirement Fund during the three months ended June 30, 1995, received 504,150 in additional debt securities in lieu of cash interest payments ("payment-in-kind" securities) as provided in certain of its subordinated note investments.
As of June 30, 1995, the Retirement Fund has in its portfolio of investments $739,601 of payment-in-kind securities, which excludes $3,110,711 of payment-in-kind securities received from notes placed on non-accrual status and $1,224,548 of payment-in-kind equity securities.

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

   As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund receives incentive fees from transactions to the extent certain returns of capital and priority returns are achieved. As of June 30, 1995, the amount that is deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement is $6,214,293. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of August 14, 1995, the Deferred Distribution Amount owed to the Managing General Partner is $5,582,863.

   On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20,014,971 for the Retirement Fund. As of August 14, 1995, the reserve balance has been reduced to $9,322,206 due to follow-on investments of $153 in Petco Animal Supplies, $1,581,030 in Fitz and Floyd, Inc., $128,270 in Fine Clothing, Inc., $2,403,591 for a Certificate of Deposit related to the reorganization of Hills. The Retirement Fund also made a follow-on investment in Ghirardelli Holdings Corp. of $1,864,800 and has returned $4,714,921 of the reserve to partners during the six months ended June 30, 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies, which may become necessary to protect or enhance the Retirement Fund's existing investment.

   All net proceeds from the sale of Mezzanine Investments received by the Retirement Fund in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

   The proportion of distributions provided by net investment income has dropped significantly from prior years, due primarily to increased sales and redemptions of Mezzanine Investments, a resulting decrease in investment income as those holdings cease to generate interest income. Given the outstanding Deferred Distribution Amount noted above, it is expected that all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of any future cash distributions to Limited Partners for the next year to two years will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, which are estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

Investment in High-Yield Securities

   The Retirement Fund invests primarily in subordinated debt and preferred stock securities ("High-Yield Securities"), generally linked with an equity participation, issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings. High-Yield Securities are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with High-Yield Securities than with investment grade securities because High- Yield Securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

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

   Certain issuers of High-Yield Securities held by the Retirement Fund (First Alert, Hills, Petco, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund (other than Hills and Stanley Furniture) were not registered in these offerings, the Retirement Fund has the ability under Rule 144 of the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least three years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

   For the six months ended June 30, 1995, the Retirement Fund had investment income of $3,150,209, as compared to $5,835,696 for the same period in 1994. The decrease of $2,685,487 in 1995 investment income from 1994 is due primarily to the recognition of previously unrecorded interest, dividend and discount income related to Petco Animal Supplies of $1,596,330 that was recorded in the first quarter of 1994. Also contributing to this decrease is (i) the amount of temporary investments held by the Retirement Fund in the first and second quarters of 1995 after distributions of return of capital to partners and (ii) the placement of two debt securities on non-accrual status, during 1995.

   For the three months ended June 30, 1995, the Retirement
Fund had investment income of $1,370,932, compared to $1,743,970 for the same period in 1994.

   Major expenses for the period ended June 30, 1995 consisted of the Investment Advisory Fee, the Fund
Administration Fee, legal and professional fees and Independent General Partners' Fees and Expenses.

   The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser for the six months ended June 30, 1995 and 1994 were $544,916 and $644,315, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. For the three months ended June 30, 1995 and 1994, the Retirement Fund paid $272,687 and $322,920, respectively, in Investment Advisory Fees.
The decrease in 1995's as compared to 1994's Investment Advisory Fee was a direct result of sales of investments, returns of capital to partners and realized losses on investments.

   Legal and professional fees for the six months ended June 30, 1995 and 1994 were $317,275 and $808,729, respectively.
These fees were primarily incurred in connection with the litigation proceedings as described in Note 12 to the Financial Statements. For the three months ended June 30, 1995 and 1994, the Retirement Fund incurred $203,048 and $480,590, respectively, in legal and professional fees. The decrease is attributable to a decrease in legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

   The Fund Administration Fees paid to the Fund
Administrator for the six months ended June 30, 1995 and 1994 were $303,951 and $326,684, respectively, and were calculated at an annual rate of 0.45% of the excess of net offering proceeds less 50% of capital reductions, plus a percentage of out-of-pocket expenses. For the three months ended June 30, 1995 and 1994, the Retirement Fund paid
$152,027 and $163,330, respectively, in Fund Administration
Fees.  The decrease in 1995's as compared to 1994's Fund
Administration Fees was a direct result of sales of investments, returns of capital to partners and realized losses on investments.

  Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective
November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund
Administrator. Actual out-of-pocket expenses primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1995 and 1994 reimbursable expenses totaled $49,964 and $130,332, respectively. The decrease from 1994 to 1995 reflects the amounts paid in 1994 for expense incurred by the Fund
Administrator in prior years.

   For the six months ended June 30, 1995 and 1994, the Retirement Fund incurred $65,717 and $37,200, respectively, in Independent General Partners' Fees and Expenses. The increase in Independent General Partners' Fees and Expenses was primarily attributable to the increase in legal fees incurred and advanced on behalf of indemnified Independent
General Partners in connection with the aforementioned litigation proceedings. (See Note 12 to the Financial
Statements).

   For the six months ended June 30, 1995, the Retirement Fund had net investment income of $1,866,030, as compared to $3,862,541 for the same period in 1994. For the three months ended June 30, 1995, the Retirement Fund had net investment income of $666,856, as compared to $618,986 for the same period in 1994. This decrease in 1995 as compared to 1994 is primarily attributable to higher investment income recorded on Mezzanine Investments in 1994 due to Petco Animal Supplies' March 17, 1994 initial public offering and recognition of thirty-eight and one half months of interest, discount and dividend income.

Net Assets

   The Retirement Fund's net assets decreased by $11,472,576 during the six months ended June 30, 1995, due to the payment of cash distributions to partners of $14,475,872 ($5,395,462 of the cash distributions paid was return of capital from the sale of EquiCredit and the return of a portion of the reserve to Limited Partners) and net unrealized depreciation of $6,699,029, partially offset by realized gain from the sales of EquiCredit and Petco of $7,836,295 and net investment income of $1,866,030. The 1995 decrease in net assets over the six months is smaller than the decrease in the comparable 1994 period. This compares to the six months ended June 30, 1994's net assets decreasing by $36,156,804 due to the payment of cash distribution to partners of $28,299,249 ($13,246,259 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $11,988,635, partially offset by net investment income of $3,862,541 and realized gains of $268,539.

   The Retirement Fund's net assets increased by $6,346,520 during the three months ended June 30, 1995, due to net investment income of $666,856 and realized gains of $212,949 and net unrealized appreciation of $11,360,128, partially offset by the payment of cash distributions to partners of $5,893,413 ($4,715,087 of the cash distributions paid was from the return of a portion of the reserve to Limited Partners). This compares to the three months ended June 30, 1994's net assets decreasing by $23,150,527 due to the payment of cash distributions to partners of $14,934,550 ($12,909,714 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $8,834,963, partially offset by net investment income of $618,986.

Unrealized Appreciation and Depreciation on Investments

   For the six months ended June 30, 1995, the Retirement Fund recorded net unrealized depreciation of $6,699,029 (of which $5,119,829 is net unrealized depreciation from publicly traded securities and $1,529,200 is net unrealized depreciation from non-public securities) compared to a net unrealized depreciation of $11,988,635 for the same period in 1994. On June 30, 1995, the Retirement Fund's cumulative net unrealized appreciation on investments totaled $13,174,071. This decrease in unrealized depreciation can be attributed primarily to the increase in valuation of First Alert at June 30, 1995, partially offset by the reversal of unrealized appreciation due to the sale of EquiCredit during the first quarter of 1995.

   For the three months ended June 30, 1995, the Retirement
Fund recorded net unrealized appreciation on investments of $11,360,128 (all of which is from publicly traded securities), compared to a net unrealized depreciation of $8,834,963 for the same period in 1994.

   The Retirement Fund's valuation of the Common Stock of
First Alert, Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at June 30, 1995.

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

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1995. Although the
Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

   For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and
Depreciation (Schedule 2 - pages 30 - 31).

Realized Gains and Losses

   For the six months ended June 30, 1995, the Retirement
Fund had net realized gains from the sales of EquiCredit and Petco Animal Supplies of $7,836,295, as compared to $268,539 for the same period in 1994.

   For the three months ended June 30, 1995, the Retirement
Fund had net realized gains from investments of $212,949 as compared to no gain for the same period in 1994.

   For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule
1 - page 29).

Cash Distributions

   On August 3, 1995, the Individual General Partners approved the second quarter 1995 cash distribution totaling $2,077,699 which represents $67,663 as return of capital from the sale of Petco, net investment income and realized gains of $1,828,905 from Mezzanine Investments and $181,131 from Temporary Investments. The total amount distributed to Limited Partners was $1,352,664 or $7.62 per Unit, which was paid on August 14, 1995. The Managing General Partner received a total of $4,820, with respect to its interest in the Retirement Fund, and $719,733 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $482 with respect to his interest in the Retirement Fund.

Part II - Other Information

   Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

   Exhibit 27  - Financial Data Schedule for the
quarter ending June 30, 1995

(b) Reports on form 8-K: None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1995.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner

Dated: August 14, 1995      /s/  James V. Caruso
                            James V. Caruso
                            Executive Vice President and Director



Dated: August 14, 1995      /s/  Audrey Bommer
                            Audrey Bommer
                            Vice President and Assistant Treasurer
                           (Chief Accounting Officer)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1995.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner

Dated: August 14, 1995      James V. Caruso
                            Executive Vice President and Director



Dated: August 14, 1995      Audrey Bommer
                            Vice President and Assistant Treasurer
                           (Chief Accounting Officer)