Form 10-Q
period 1995-09-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1995-11-14
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

             For the Period Ended September 30, 1995

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

                        TABLE OF CONTENTS

Part I. Financial Information

                                                       Page
Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1995 and
  December 31, 1994                                      3

Statements of Operations - For the Three and Nine
  Months Ended September 30, 1995 and
  September 30, 1994                                     4

Statements of Changes in Net Assets - For the Nine
  Months Ended September 30, 1995 and
  September 30, 1994                                     5

Statements of Cash Flows - For the Nine Months
  Ended September 30, 1995 and September 30, 1994        6

Statement of Changes in Partners' Capital at
  September 30, 1995                                     7

Schedule of Portfolio Investments - September 30, 1995   8

Notes to Financial Statements                           15

Supplemental Schedule of Realized Gains and Losses -
  (Schedule 1)                                          27

Supplemental Schedule of Unrealized Appreciation
  and Depreciation - (Schedule 2)                       28

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations         30

Part II. Other Information                              37


     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)
                                                         September 30,
                                                              1995       December
                                                          (Unaudited)    31, 1994
ASSETS:
Investments - Notes 2,4,5
Portfolio Investments, at fair value
Managed Companies
  (amortized cost $72,617 at September 30,
  1995 and $72,484 at December 31, 1994)                   $ 88,746      $ 95,185
Non-Managed Companies
  (amortized cost $24,930 at September 30,
  1995 and $24,420 at December 31, 1994)                     20,523        21,592
Temporary Investments, at amortized
  cost(cost $9,793 at September 30, 1995
  and $16,329 at December 31, 1994)                           9,835        16,370
Cash                                                              1             1
Accrued Interest and Dividend Receivable - Note 2               999         1,217
Prepaid Expenses                                                  1             4
TOTAL ASSETS                                               $120,105      $134,369

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
  Legal and Professional Fees Payable                      $    503      $    126
  Independent General Partners' Fees
    Payable - Note 11                                            20            62
  Deferred Interest Income - Note 2                             515           590
Total Liabilities                                             1,038           778
Partners' Capital - Note 2
  Individual General Partner                                     36            40
  Managing General Partner                                    5,780         6,824
  Limited Partners (177,515 Units)                          113,251       126,727
Total Partners' Capital                                     119,067       133,591
TOTAL LIABILITIES AND PARTNERS' CAPITAL                    $120,105      $134,369


       See the Accompanying Notes to Financial Statements.

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                STATEMENTS OF OPERATIONS
                                      (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)

                                         For the Three Months Ended    For the Nine Months Ended
                                        September 30,  September 30,  September 30,  September 30,
                                            1995          1994            1995           1994
INVESTMENT INCOME - NOTES 2,6:
Interest                                 $ 1,436         $2,259         $ 4,557         $7,387
Discount                                       6            198              17            859
Dividends                                     35              -              53             46
  TOTAL INCOME                             1,477          2,457           4,627          8,292

EXPENSES:
Investment Advisory Fee - Note 8             257            274             802            918
Fund Administration Fee - Note 9             149            152             452            479
Amortization of Deferred Organization
  Expenses - Note 2                            -             12               -             35
Professional Fees                            536            609             854          1,418
Reimbursable Administrative Expenses -
  Note 10                                     22             26              72            156
Independent General Partners' Fees
  and Expenses - Note 11                      33             37              98             74
Insurance Expense                              1              1               4              4
TOTAL EXPENSES                               998          1,111           2,282          3,084

NET INVESTMENT INCOME                        479          1,346           2,345          5,208

Net Realized Gain on Investments -
  Note 4 and Schedule 1                        -              -           7,836            269

Net Change in Unrealized Depreciation
  from Investments - Note 5 and
  Schedule 2:
  Publicly Traded Securities              (1,452)        (22,264)        (6,572)       (31,155)
  Non Public Securities                        -          (1,127)        (1,579)        (4,225)
                                          (1,452)        (23,391)        (8,151)       (35,380)

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                 (973)        (22,045)         2,030        (29,903)

LESS:  Incentive Fees to Managing
  General Partner - Note 12                 (799)              -         (5,583)          (847)

NET DECREASE AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS           $(1,772)       $(22,045)       $(3,553)      $(30,750)


                   See the Accompanying Notes to Financial Statements.

                ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         STATEMENTS OF CHANGES IN NET ASSETS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      For the Nine Months Ended
                                                    September 30,    September 30,
                                                         1995            1994
FROM OPERATIONS:
Net Investment Income                                 $  2,345         $  5,208

Net Realized Gain on Investments                         7,836              269

Net Change in Unrealized Depreciation on Investments    (8,151)         (35,380)

Net Increase (Decrease) in Net Assets Resulting
  From Operations                                        2,030          (29,903)

Cash Distributions to Partners                         (16,554)         (31,304)

Total Decrease                                         (14,524)         (61,207)

NET ASSETS:

Beginning of Year                                      133,591          278,451

End of Period                                         $119,067         $217,244


               See the Accompanying Notes to Financial Statements.

              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                         For the Nine Months Ended
                                                       September 30,    September 30,
                                                            1995            1994
INCREASE IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest, Dividends and Discount Income                 $  4,259         $  8,311
 Fund Administration Fee                                    (452)            (479)
 Investment Advisory Fee                                    (802)          (1,019)
 Independent General Partners' Fees and Expenses            (141)            (109)
 Receivable from Managing General Partner                      -             (179)
 Sale of Temporary Investments, Net                        6,536           20,485
 Purchase of Portfolio Company Investment                 (1,865)          (6,091)
 Proceeds from Sale of Portfolio Company Investments       9,568           12,192
 Closing Fee Received                                          -               39
 Reimbursable Administrative Expense                        (125)             (91)
 Legal and Professional Fees                                (424)            (918)
 Net Cash Provided by Operating Activities                16,554           32,141
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash Distributions to Partners                          (16,554)         (31,304)
 Net Cash Applied to Financing Activities                (16,554)         (31,304)
 Net Increase in Cash                                          -              837
 Cash at Beginning of Period                                   1                1
 Cash at End of Period                                  $      1         $    838

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                   $  2,345         $  5,208
Adjustments to Reconcile Net Investment
Income to Net Cash Provided by Operating Activities:
Decrease in Investments                                    6,403           26,579
Net Realized Gains on Sales of Investments                 7,836              269
(Increase) Decrease in Accrued Interest Receivables         (368)              19
Amortization of Deferred Organization Expenses                 -               35
Increase in Receivable from Managing General Partner           -             (179)
Decrease in Prepaid Expenses                                   3               11
Decrease in Independent General Partners' Fees Payable       (42)             (33)
Increase in Professional Fees Payable                        377              462
Increase in Closing Fees Payable                               -               39
Decrease in Option Payable                                     -             (269)
Total Adjustments                                         14,209           26,933
Net Cash Provided by Operating Activities               $ 16,554         $ 32,141

       See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                      (UNAUDITED)
                                (DOLLARS IN THOUSANDS)



                                                     Individual Managing
                                                      General   General   Limited
                                                      Partner   Partner   Partners   Total
For the Nine Months Ended September 30, 1995 -
  Notes 2,3,4,5
Partners' Capital at January 1, 1995                  $   40    $ 6,824  $126,727   $133,591
Allocation of Net Investment Income                        1        790     1,554      2,345
Allocation of Net Realized Gain on Investments             2      1,403     6,431      7,836
Allocation of Net Change in  Unrealized
  Depreciation on Investments                             (2)       (23)   (8,126)    (8,151)
Cash Distributions to Partners                            (5)    (3,214)  (13,335)   (16,554)

Partners' Capital at September 30, 1995              $    36   $  5,780  $113,251   $119,067



                 See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                               (DOLLARS IN THOUSANDS)


  Principal                                                                                                    Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                             Date       Cost      (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)
$3,133            Anchor Advanced Products, Inc., Sr. Sub. Nt. 11.67% due 04/30/00 (c)  04/30/90   $3,133      $3,133
$4,178            Anchor Advanced Products, Inc., Jr. Sub. Nt. 17.5% due 04/30/00 (c)   04/30/90    4,178       4,178
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      827         827
132,290 Warrants  Anchor Holdings, Inc., Common Stock Purchase Warrants(d)              04/30/90        0           0
                    (14.1% of fully diluted common equity assuming exercise of warrants)            8,138       8,138        6.83

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                    (8.9% of fully diluted common equity)                                           9,156       9,156        7.69

                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                               0           0        0.00

                  CST OFFICE PRODUCTS, INC. (b) - Note 6
$3,395            Lee-CST Acquisition Corp., Sr. Sub. Nt. 12% due 0/31/00(c)(h)         03/30/90    3,395       3,395
$3,395            Lee-CST Acquisition Corp., Jr. Sub. Nt. 18% due 03/31/00(c)(h)        03/30/90    3,395       3,395
$1,225            CST Office Products Corp., Sr. Sub. Nt. 15% due 03/31/00(c)(f)(h)     Various       104         104
$1,628            CST Office Products Corp., Jr. Sub. Nt. 15% due 06/30/96(c)(f)(h)     Various         0           0
87,051 Shares     Lee-CST Holding Corp., Common Stock (d)                               03/30/90      696         696
94,668 Warrants   Lee-CST Holding Corp., Common Stock Purchase Warrants(d)              03/30/90        0           0
                    (12.4% of fully diluted common equity assuming exercise of warrants)            7,590       7,590        6.37

                           See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                  (DOLLARS IN THOUSANDS)
                                                    SEPTEMBER 30, 1995



  Principal                                                                                                    Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                   07/31/92  $3,680    $35,934
                    (8.9% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0
                                                                                                     3,680     35,934      30.17

                  GHIRARDELLI HOLDINGS CORPORATION(b) - Note 4
$5,328            Ghirardelli Holdings Corporation, 13% Subordinated Note due 03/31/02(c) 03/31/92   5,328      5,328
532,800 Shares    Ghirardelli Holdings Corporation, Common Stock(d)                       03/31/92   1,066      1,066
84,039 Shares     Ghirardelli Holdings Corporation, Common Stock(d)                       05/12/95     266        266
15,984 Shares     Ghirardelli Holdings Corporation, Series A Preferred Stock(d)           05/12/95   1,598      1,598
                    (9.4% of fully diluted common equity)
                    $7,992 Sr. Bridge Note
                    Purchased 03/31/92                     $7,992
                    Repaid 06/11/92                        $7,992
                    Realized Gain                          $    0
                                                                                                     8,258      8,258       6.93

                  HILLS STORES COMPANY (b) - Notes 4,5
244,818 Shares    Hills Stores Company, Common Stock(a)(j)                               04/03/90   16,153      2,785
33,427 Shares     Hills Stores Company, Common Stock(d)                                  08/21/95    2,418        380
                    (2% of fully diluted common equity)                                             18,571      3,165       2.66


                                   See the Accompanying Notes to Financial Statements.




                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                               (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  PETCO ANIMAL SUPPLIES, INC. (b) - Notes 4,5
62,379 Shares     Petco Animal Supplies, Common Stock(a)(d)                             Various    $1,023   $  1,622
                    (.70% of fully diluted common equity)
                    $28 14% Sr. Sub. Bridge Notes
                    Purchased various                       $   28
                    Repaid 04/19/91                         $   28
                    Realized Gain                           $    0
                    $900 12.5% Sr. Sub. Notes
                    Purchased various                       $  900
                    Repaid 03/28/94                         $  900
                    Realized Gain                           $    0
                    Total Realized Gain                     $    0
                    64,151 Shares Common Stock
                    Purchased Various                       $1,052
                    Sold 04/26/95                           $1,265
                    Total Realized Gain                     $  213
                                                                                                    1,023      1,622       1.36

                  PLAYTEX PRODUCTS, INC. - Notes 5,7,16
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                         03/29/90       2,830      1,583
                    (0.36% of fully diluted common equity)
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 09/28/90                           $3,925
                    Realized Gain                           $    9
                    45,323 Shares Common Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29
                                                                                                   2,830       1,583        1.33


                              See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  RESTAURANTS UNLIMITED - Note 4
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                   06/03/94    $3,956    $ 3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                       06/03/94         0          0
                    (1.6% of fully diluted common equity)                                            3,956      3,956      3.32

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
18,511 Shares     Stanley Furniture Company, Inc., Common Stock(a)(j)                   06/30/91       233        162
                    (0.4% of fully diluted common equity)                                              233        162      0.14

                  SUN PHARMACEUTICALS CORP.(b) - Note 7,16
$9,182            Sun Pharmaceuticals Corp., 12.5% Sub. Nt. due 12/31/02(c)             12/03/92     9,182      9,182
8,218.5 Warrants  Banana Boat Holding Corp., Common Stock Purchase Warrants(d)(i)       12/03/92         0          0
                    (6.5% of fully diluted common equity assuming exercise
                      of warrants)
                    $12,199 Sr. Bridge Note
                    Purchased 12/03/92                      $12,199
                    Repaid 12/18/92                         $12,199
                    Realized Gain                           $     0
                                                                                                     9,182      9,182       7.71


                    TOTAL INVESTMENT IN MANAGED COMPANIES                                          $72,617    $88,746      74.51


                                           See the Accompanying Notes to Financial Statements.



                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94   $  443     $  452
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94       62         62
26,218 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94        9          9
                                                                                                      514        523         0.44
                  FITZ AND FLOYD/SILVESTRI (b) - Notes 4,5,6
$6,719            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)              03/31/93    6,709      6,711
$1,581            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)              07/30/93    1,578      1,578
988,144 Shares    FF Holding Co., Common Stock(d)                                       03/31/93       10          0
336,364 Shares    FF Holding Co., Common Stock(d)                                       07/30/93        3          0
337,155 Shares    FF Holding Co., Common Stock(d)                                       12/22/94        0          0         6.95
                                                                                                    8,300      8,289

                  FLA. ORTHOPEDICS, INC - Notes 5,6,14
$3,158            FLA. Acquisition Corp., 12.5% Sub, Nt. due 07/31/99(c)(h)             08/02/93    3,158      1,579
78,960 Shares     FLA. Holdings, Inc. Common Stock (d)                                  08/02/93      987          0
47,376 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93        0          0
                                                                                                    4,145      1,579         1.33


                                   See the Accompanying Notes to Financial Statements.



                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
   Amount                                                                              Investment Investment   Value      Total
   Shares         Investment                                                              Date       Cost    (Note 2)  Investments
                  NATIONAL TOBACCO COMPANY, L.P.
$3,997            National Tobacco Company, 13% Sub. Nt. due 10/15/98(c)                04/14/92   $  3,997   $ 3,997
$131              National Tobacco Company, 15% Sub. Nt. due 10/15/98(c)(f)             06/30/93        131       131
$266              National Tobacco Company, Class A Partnership Int.(d)                 04/14/92        267       267
                                                                                                      4,395     4,395       3.69
                  SORETOX - Notes 4,5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(h)             06/29/95      3,997     2,955
3,568 Warrants    Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(h)             06/29/95      3,568     2,782
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          0         0
                                                                                                      7,565     5,737       4.81

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $24,919   $20,523      17.22


                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                   Various       63,215    59,819      50.22
                  Partnership Interest                                                 04/14/92         267       267       0.22
                  Preferred Stock, Common Stock, Warrants and Stock Rights             Various       34,054    49,183      41.29

                  TOTAL MEZZANINE INVESTMENTS                                                       $97,536  $109,269      91.73


                                   See the Accompanying Notes to Financial Statements.


                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)
Principal                                                                                                  Fair       % Of
   Amount                                                                          Investment Investment   Value      Total
   Shares     Investment                                                              Date       Cost    (Note 2)  Investments
              TEMPORARY INVESTMENTS

              CERTIFICATES OF DEPOSIT AND TIME DEPOSIT
$ 395         State Street Bank, 3.5% due 07/03/95                                  09/29/95  $    395  $    395
$ 116         Banque National de Paris, 3.875% due 03/26/96 - Note 14               08/18/93       116       116
              TOTAL INVESTMENT IN CERTIFICATES OF DEPOSITS                                         511       511       0.43

              COMMERCIAL PAPER
$2,073        Ford Motor Credit, 5.72% due 10/20/95                                 09/22/95     2,064     2,067
$7,258        AVCO Financial, 5.73% due 10/02/95                                    08/28/95     7,218     7,257

              TOTAL INVESTMENT IN COMMERCIAL PAPER                                               9,282     9,324       7.84

              TOTAL TEMPORARY INVESTMENTS                                                     $  9,793  $  9,835       8.27

              TOTAL INVESTMENT PORTFOLIO                                                      $107,329  $119,104     100.00%



(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $11,202 for Mezzanine Investments and $29,763 for
     Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Represents an amount of less than one thousand dollars.
(h)  Non-accrual investment status.
(i)  Call option written against this security.
(j)  Non-income producing equity security.



                                    See the Accompanying Notes to Financial Statements.


           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995
                                (UNAUDITED)


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

    Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring of the Retirement Fund's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the Investment Adviser to the Funds, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

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

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at September 29, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

    Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

    All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1995 and December 31, 1994, the Retirement Fund has in its portfolio of investments $739,601 and $235,451, respectively, of payment-in-kind debt securities which excludes $3,888,120 and $1,723,465, respectively, of payment-in-kind securities received from notes placed on non-accrual status. As of September 30, 1995 and December 31, 1994, the Retirement Fund had in its portfolio of investments $1,224,548 of payment-in-kind equity securities.

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

Interim Financial Statements

    The financial information included in this interim report as of September 30, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

    Effective June 29, 1995, Soretox structured a management led buyout of the company. As a result, the Stablex Canada, Inc. $7,060,925, 14% Subordinated Note and the 209,829 shares of 176347 Canada, Inc. Common Stock Purchase Warrants held by the Retirement Fund were exchanged for a Stablex Canada Inc. $3,996,750 principal amount 10% Subordinated Note, a $3,064,175 principal amount (plus capitalized interest of $504,150 from the note exchanged) 11% Junior Subordinated Note and 2,286 shares of Seaway TLC, Inc. Common Stock Purchase Warrants. No gain or loss was recorded on the transaction.

    On August 21, 1995, the Retirement Fund entered into a stock purchase and exchange agreement with Hills Stores Company and exchanged the 116,994 Common Stock Rights held by the Retirement Fund for 33,427 shares of Hills Stores Common Stock. No gain or loss was recognized on the transaction. The common shares will be registered with the Securities and Exchange Commission in the fourth quarter.

    On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20,014,971 for the Retirement Fund. As of September 30, 1995, the reserve balance was reduced to $9,322,206 due to follow-on investments of $153 in Petco Animal Supplies, Inc., $1,581,030 in Fitz and Floyd, Inc., $128,270 in Fine Clothing, Inc. and $2,403,591 for a Certificate of Deposit related to the reorganization of Hills Stores. The Retirement Fund made a follow on investment in Ghirardelli Holdings Corp. of $1,864,800 and has returned $4,714,921 of the reserve to partners during the quarter ended June 30,1995. The Independent General Partners have also approved an additional distribution of $1,000,000 of the reserve to partners to be made on November 14, 1995. See Note 16 for further information. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance its existing investment.

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

5.  Unrealized Appreciation and Depreciation of Investments

    For the nine months ended September 30, 1995, the Retirement Fund recorded net unrealized depreciation of $8,150,451 (of which $6,571,251 is net unrealized depreciation from publicly traded securities and $1,579,200 is net unrealized depreciation from non-public securities) compared to a net unrealized depreciation of $35,379,887 for the same period in 1994. As of this date, the Retirement Fund's cumulative net unrealized appreciation on investments totaled $11,722,649.

    For additional information, please refer to the Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 28 - 29).

6.  Non-Accrual of Investments

    In accordance with the Retirement Fund's Accounting Policy, the following notes has been on non-accrual status since the date indicated:

    -  CST Office Products, Inc. on October 1, 1992.
    -  Fitz and Floyd/Sylvestri Corporation
         on January 1, 1994.
    -  FLA Orthopedics, Inc. on January 1, 1995.
    -  Stablex Canada, Inc. on June 29, 1995.

7.  Covered Call and Put Options

    Concurrently with the Retirement Fund's investment in Sun Pharmaceuticals Corp. ("Sun"), Playtex Products, Inc. ("Playtex") entered into a distribution agreement with Sun pursuant to which Playtex agreed to act as the principal distributor for Sun's products in the ordinary course of business. As additional consideration for entering into this agreement, Playtex obtained an option to purchase at a formula price (under certain conditions) the Banana Boat Holding Corp. Common Stock held by other investors in the transaction, including the common stock purchasable upon exercise of the Funds' warrants. Playtex exercised this option in the fourth quarter in 1995. See Note 16 for further information.

8.  Investment Advisory Fee

    The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Incentive Fees paid to the Managing General Partner (as defined in Note 12). For the nine months ended September 30, 1995 and 1994, the Retirement Fund paid $802,112 and $918,012, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

9.  Fund Administration Fee

    As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co., receives 5% of the benefit of any MGP Incentive Fees paid to the Managing General Partner (as defined in Note 12). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the nine months ended September 30, 1995 and 1994, the Retirement Fund paid $452,493 and $478,939, respectively, in Fund Administration Fees.

10. Administrative Expenses

    Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1995 and 1994, the Retirement Fund incurred $72,127 and $155,568, respectively, in reimbursable expenses.

11. Independent General Partners' Fees and Expenses

    As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund and compensation for each of the Independent General Partners is reviewed annually by the Independent General Partners. For the nine months ended September 30, 1995 and 1994, the Retirement Fund incurred $98,375 and $74,346, respectively, in Independent General Partners' Fees and Expenses.

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

    For the nine months ended September 30, 1995, the Retirement Fund paid $125,246 to the Fund Administrator for reimbursable out-of-pocket expenses (please refer to Note 10 for further information).

    In  1995,  the  Retirement   Fund  paid  the  Individual   General   Partner
distributions totaling $4,306 and paid the Managing General Partner distributions totaling $3,214,610 (which includes $3,170,619 of incentive fees ("MGP Incentive Fees") and $43,991 with respect to their interest in the Retirement Fund). Of the MGP Incentive Fees paid, 95% or $3,012,088 was paid to the Investment Advisor and the remaining 5% totaling $158,531 was paid to ML Mezzanine II Inc. As of September 30, 1995, the Managing General Partner has earned $23,682,148 in MGP Incentive Fees of which $5,582,863 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

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

    Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded. Expert discovery is currently set to conclude in early 1996. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

    On August 9, 1994, the same two Limited Partners from Fund II and the Retirement Fund commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons.
Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. The defendants have filed papers in opposition to the motion for partial summary judgment on January 10, 1995. On August 4, 1995, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motions. Because the defendants in this action believe that the claims are without merit, each defendant also filed a separate motion to dismiss, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

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

    Pursuant to the Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax bases of the Retirement Fund's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1994, the tax basis of the Retirement Fund's assets are less than the amounts reported in the financial statements by $19,910,687. This difference is primarily attributable to unrealized appreciation on investments which has not been recognized for tax purposes.

16. Subsequent Events

    On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat not already owned by Playtex. In accordance with the Agreement, the 12.5% Senior Subordinated Note held by the Retirement Fund, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, the Retirement Fund received net proceeds of $173.55 per share for the 8,218.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. As a result, the Retirement Fund received total proceeds of $10,707,155 which resulted in a gain of $1,426,321 on October 31, 1995. These proceeds will be distributed to the partners in December 1995 in a special distribution.

    On November 3, 1995, the Individual General Partners approved the third quarter 1995 cash distribution totaling $1,890,622 which represents net investment income of $799,079 from Mezzanine Investments, $998,946 as a return of the reserve for follow on investments and $92,597 from Temporary Investments. The total amount distributed to Limited Partners was $1,088,167 or $6.13 per Unit, which was paid on November 14, 1995. The Managing General Partner received a total of $3,069, with respect to its interest in the Retirement Fund, and $799,079 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $307 with respect to his interest in the Retirement Fund.

                                   SCHEDULE 1
             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  SUPPLEMENTAL SCHEDULE OF REALIZED GAINS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (UNAUDITED)
                          (DOLLARS IN THOUSANDS)


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



(a) Includes the exercise of the underwriters overallotment option which was exercised on May 12, 1995.


                                                          SCHEDULE 2
                                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                            FOR THE PERIOD ENDED SEPTEMBER 30, 1995
                                                         (UNAUDITED)
                                                    (DOLLARS IN THOUSANDS)

                                                             UNREALIZED       UNREALIZED
                                                            APPRECIATION     APPRECIATION
                                                           (DEPRECIATION)   (DEPRECIATION)        TOTAL               TOTAL
                                                           FOR THE THREE     FOR THE NINE       UNREALIZED          UNREALIZED
  SECURITY                                                  MONTHS ENDED     MONTHS ENDED      APPRECIATION        APPRECIATION
                                   INVESTMENT     FAIR      SEPTEMBER 30,    SEPTEMBER 30,   (DEPRECIATION) AT   (DEPRECIATION) AT
                                     COST         VALUE         1995             1995        DECEMBER 31, 1994   SEPTEMBER 30, 1995
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
EquiCredit Corp.
  Common Stock*                    $     -     $     -        $     -         $(7,591)           $  7,591             $      -
First Alert, Inc.
  Common Stock*                      3,680      35,934          1,997           2,567              29,687               32,254
Hills Stores Company
  Common Stock                      18,571       3,165         (3,434)         (2,638)            (12,768)             (15,406)
Petco Animal Supplies, Inc.
  Common Stock                       1,023       1,622            171             838                (239)                 599
Playtex Products, Inc.
  Common Stock                       2,830       1,583           (207)            275              (1,522)              (1,247)
Stanley Furniture
  Common Stock                         233         162             21             (23)                (48)                 (71)
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                           $(1,452)        $(6,572)            $22,701              $16,129


                                                        SCHEDULE 2
                                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                       FOR THE PERIODS ENDED SEPTEMBER 30, 1995
                                                       (UNAUDITED)
                                                  (DOLLARS IN THOUSANDS)

                                                                     UNREALIZED      UNREALIZED
                                                                    APPRECIATION    APPRECIATION       TOTAL            TOTAL
                                                                   (DEPRECIATION)  (DEPRECIATION)   UNREALIZED       UNREALIZED
                                                                   FOR THE THREE    FOR THE NINE    APPRECIATION     APPRECIATION
                                                                    MONTHS ENDED    MONTHS ENDED   (DEPRECIATION)   (DEPRECIATION)
                                              INVESTMENT    FAIR    SEPTEMBER 30,   SEPTEMBER 30,  AT DECEMBER 31,  AT SEPTEMBER 30,
SECURITY                                         COST       VALUE         1995             1995            1994             1995
NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock                                 $  13      $   -         $   -          $    -         $   (13)            $   (13)
FLA. Orthopedics, Inc.
  Common Stock*                                  987          -             -               -            (987)               (987)
  Subordinated Note                            3,158      1,579             -          (1,579)              -              (1,579)
Stablex Canada Inc.
  Subordinated Notes*                          7,565      5,737             -               -          (1,828)             (1,828)

TOTAL UNREALIZED (APPRECIATION) DEPRECIATION
  FROM NON PUBLIC SECURITIES                                                -          (1,579)         (2,828)             (4,407)

NET UNREALIZED APPRECIATION (DEPRECIATION)                            $(1,452)        $(8,151)        $19,873             $11,722


*  Restricted security.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

    As of September 30, 1995, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds which were available for investment to the Retirement Fund as of September 30, 1995 were $110,971,792, after returns of capital to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

    At September 30, 1995, the Retirement Fund had outstanding a total of $97,535,160 invested in Mezzanine Investments representing $72,616,623 Managed and $24,918,537 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper and bankers' acceptances with maturities of less than two months.

    Excluding Subordinated Notes place on non-accrual status, the Retirement Fund during the nine months ended September 30, 1995, received $504,150 in additional debt securities in lieu of cash interest payments ("payment-in-kind" securities) as provided in certain of its subordinated note investments. As of September 30, 1995, the Retirement Fund has in its portfolio of investments $739,601 of payment-in-kind debt securities and $1,224,548 of payment-in-kind equity securities, which excludes $3,888,120 of payment-in-kind debt securities received from notes placed on non-accrual status.

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

    As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund receives incentive fees from transactions to the extent certain returns of capital and priority returns are achieved. As of September 30, 1995, the amount that is deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement was $5,582,863. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of November 14, 1995, the Deferred Distribution Amount owed to the Managing General Partner is $4,783,784.

    On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20,014,971 for the Retirement Fund. As of November 14, 1995, the reserve balance has been reduced to $8,322,206 due to follow-on investments of $153 in Petco Animal Supplies, $1,581,030 in Fitz and Floyd, Inc., $128,270 in Fine Clothing, Inc., $2,403,591 for a Certificate of Deposit related to the reorganization of Hills. The Retirement Fund also made a follow-on investment in Ghirardelli Holdings Corp. of $1,864,800 and returned $4,714,921 of the reserve to partners during the nine months ended September 30, 1995. The Independent General Partners have approved an additional return of the reserve of $1,000,000 to be distributed to the partners on November 14, 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies, which may become necessary to protect or enhance the Retirement Fund's existing investment.

    All net proceeds from the sale of Mezzanine Investments received by the Retirement Fund in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

    The proportion of distributions provided by net investment income has dropped significantly from prior years, due primarily to increased sales and redemptions of Mezzanine Investments, a resulting decrease in investment income as those holdings cease to generate interest income. Given the outstanding Deferred Distribution Amount noted above, it is expected that all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of any future cash distributions to Limited Partners for the next few years will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, which are estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

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

    Certain issuers of High-Yield Securities held by the Retirement Fund (First Alert, Hills, Petco, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund (other than Stanley Furniture) were not registered in these offerings, the Retirement Fund has the ability under Rule 144 of the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least three years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

    For the nine months ended September 30, 1995, the Retirement Fund had investment income of $4,626,991, as compared to $8,292,454 for the same period in 1994. The decrease of $3,665,463 in 1995 investment income from 1994 is due primarily to the recognition of previously unrecorded interest, dividend and discount income related to Petco Animal Supplies of $1,596,330 that was recorded in the first quarter of 1994. Also contributing to this decrease is (i) the amount of temporary investments held by the Retirement Fund in 1995 after distributions of return of capital to partners and (ii) the placement of two debt securities on non-accrual status during 1995.

    For the three months ended September 30, 1995, the Retirement Fund had investment income of $1,476,782, compared to $2,456,758 for the same period in 1994.

    Major expenses for the period ended September 30, 1995 consisted of the Investment Advisory Fee, legal and professional fees, the Fund Administration Fee and Independent General Partners' Fees and Expenses.

    The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser for the nine months ended September 30, 1995 and 1994 were $802,112 and $918,012, respectively, and are calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. For the three months ended September 30, 1995 and 1994, the Retirement Fund paid $257,195 and $273,697, respectively, in Investment Advisory Fees. The decrease in 1995's as compared to 1994's Investment Advisory Fee was a direct result of returns of capital to partners and realized losses on investments.

    Legal and professional fees for the nine months ended September 30, 1995 and 1994 were $853,745 and $1,418,232, respectively. These fees were primarily incurred in connection with the litigation proceedings as described in Note 13 to the Financial Statements. For the three months ended September 30, 1995 and 1994, the Retirement Fund incurred $536,470 and $609,503, respectively, in legal and professional fees. The decrease is attributable to a decrease in legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

    The Fund Administration Fees paid to the Fund Administrator for the nine months ended September 30, 1995 and 1994 were $452,493 and $478,939, respectively, and are calculated at an annual rate of 0.45% of the excess of net offering proceeds less 50% of capital reductions. For the three months ended September 30, 1995 and 1994, the Retirement Fund paid $148,542 and $152,255, respectively, in Fund Administration Fees. The decrease in 1995's as compared to 1994's Fund Administration Fees was a direct result of sales of investments, returns of capital to partners and realized losses on investments.

    Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1995 and 1994 reimbursable expenses totaled $72,127 and $155,568, respectively. The decrease from 1994 to 1995 is due to an increase in the accrual for reimbursable expenses in 1994.

    For the nine months ended September 30, 1995 and 1994, the Retirement Fund incurred $98,375 and $74,346, respectively, in Independent General Partners' Fees and Expenses. The increase in Independent General Partners' Fees and Expenses was primarily attributable to the increase in legal fees incurred and advanced on behalf of indemnified Independent General Partners in connection with the aforementioned litigation proceedings. (See Note 13 to the Financial Statements).

    For the nine months ended September 30, 1995, the Retirement Fund had net investment income of $2,344,587, as compared to $5,208,298 for the same period in 1994. For the three months ended September 30, 1995, the Retirement Fund had net investment income of $478,557, as compared to $1,345,757 for the same period in 1994. This decrease in 1995 as compared to 1994 is primarily attributable to higher interest, discount and dividend income recorded from Mezzanine Investments in 1994 due to Petco Animal Supplies' March 17, 1994 initial public offering.

Net Assets

    The Retirement Fund's net assets decreased by $14,523,140 during the nine months ended September 30, 1995, due to the payment of cash distributions to partners of $16,553,571 ($5,463,044 of the cash distributions paid was return of capital from the sale of portfolio investments and the return of a portion of the reserve to Limited Partners) and net unrealized depreciation of $8,150,451, partially offset by realized gain from the sales of EquiCredit and Petco of
$7,836,295 and net investment income of $2,344,587. The 1995 decrease in net assets for the nine months is smaller than the decrease in the comparable 1994 period. This compares to the nine months ended September 30, 1994's net assets decreasing by $61,207,043 due to the payment of cash distribution to partners of $31,303,993 ($15,026,908 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $35,379,887, partially offset by net investment income of $5,208,298 and realized gains of $268,539.

    The Retirement Fund's net assets decreased by $1,104,834 during the three months ended September 30, 1995, due to net investment income of $478,557 partially offset by unrealized depreciation of $1,451,422 and the payment of cash distributions to partners of $2,077,699 ($67,027 of the cash distributions paid was return of capital from the sale of Petco Animal Supplies. This compares to the three months ended September 30, 1994's net assets decreasing by $25,050,239 due to the payment of cash distributions to partners of $3,004,744 ($1,780,649 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $23,391,252, partially offset by net investment income of $1,345,757.

Unrealized Appreciation and Depreciation on Investments

    For the nine months ended September 30, 1995, the Retirement Fund recorded net unrealized depreciation of $8,150,451 (of which $6,571,251 is net unrealized depreciation from publicly traded securities and $1,579,200 is net unrealized depreciation from non-public securities) compared to a net unrealized depreciation of $35,379,887 for the same period in 1994. On September 30, 1995, the Retirement Fund's cumulative net unrealized appreciation on investments totaled $11,722,649. This decrease in unrealized depreciation can be attributed primarily to the increase in valuation of First Alert at September 30, 1995, partially offset by unrealized depreciation recorded on the investment in Hills Stores Company and the reversal of unrealized appreciation due to the sale of EquiCredit during the first quarter of 1995.

    For the three months ended September 30, 1995, the Retirement Fund recorded net unrealized depreciation on investments of $1,451,422 (all of which is from publicly traded securities), compared to a net unrealized depreciation of $23,391,252 for the same period in 1994.

    The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at September 29, 1995.

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

    A number of the Retirement Fund's assets (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

    The First Alert, Petco and Playtex securities held by the Retirement Fund are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Retirement Fund may be considered an affiliate of First Alert and of Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Petco, Playtex and Stanley Furniture securities held by the Retirement Fund do not necessarily represent the prices at which these securities could currently be sold.

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

    For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - pages 28 - 29).

Realized Gains and Losses

    For the nine months ended September 30, 1995, the Retirement Fund had net realized gains from the sales of EquiCredit and Petco Animal Supplies of $7,836,295, as compared to $268,539 for the same period in 1994.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1 - page 27).

Cash Distributions

    On November 3, 1995, the Individual General Partners approved the third quarter 1995 cash distribution totaling $1,890,622 which represents net investment income of $799,079 from Mezzanine Investments, $998,946 as a return of the reserve for follow on investments and $92,597 from Temporary Investments. The total amount distributed to Limited Partners was $1,088,167 or $6.13 per Unit, which was paid on November 14, 1995. The Managing General Partner received a total of $3,069, with respect to its interest in the Retirement Fund, and $799,079 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $307 with respect to his interest in the Retirement Fund.

Part II - Other Information

     Items 1 - 4 are herewith omitted as the response to all items is either none or not applicable.

     Item 5. Other Information

    On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat not already owned by Playtex. In accordance with the Agreement, the 12.5% Senior Subordinated Note held by the Retirement Fund, plus all accrued interest, was paid in full by Playtex upon consummation the merger. Additionally, the Retirement Fund received net proceeds of $173.55 per share for the 8,218.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. As a result, the Retirement Fund received total proceeds of $10,707,155 which resulted in a gain of $1,426,321 on October 31, 1995. These proceeds will be distributed to the partners in December 1995 in a special distribution.

    On November 1, 1995, the Retirement Fund entered into a Partnership Interest Redemption Agreement (the "Agreement") with National Tobacco Company, LP. Pursuant to the Agreement, National Tobacco will redeem the Class A Partnership Interests and repay all Subordinated Notes, plus unpaid and accrued interest, held by the Retirement Fund. As consideration, National Tobacco shall pay a 2.5% prepayment penalty on the principal amount of the 13% subordinated note and pay a contingent interest amount to be determined in accordance with the Agreement. The prepayment penalty and contingent interest amounts will be calculated as of the closing date which is anticipated to occur by December 20, 1995. This agreement my be terminated by either party if the closing does not occur on or before December 20, 1995.


     Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending September 30, 1995.

     (b) Reports on form 8-K: None

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1995.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner

Dated: November 14, 1995    /s/  James V. Caruso
                            James V. Caruso
                            Executive Vice President and Director



Dated: November 14, 1995    /s/  Audrey Bommer
                            Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1995.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner

Dated: November 14, 1995    James V. Caruso
                            Executive Vice President and Director



Dated: November 14, 1995    Audrey Bommer
                            Vice President and Treasurer
                            Chief Financial Officer)