Form 10-K
period 1995-12-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1996-03-29
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

                         Commission File Number 0-17382

             ML-LEE ACQUISITION FUND(RETIREMENT ACCOUNTS) II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                04-3028397
  (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

                             World Financial Center
                            South Tower - 23rd Floor
                          New York, New York 10080-6123
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:  (212) 236-7339


Securities registered pursuant to Section 12(b) of the Act:

        Title of each Class      Name of each exchange on which registered
               None                         Not Applicable

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting securities held by non-affiliates: Not Applicable.

Documents Incorporated by Reference: Portions of the Prospectus of the Registrant dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b), are incorporated by reference in Parts I, II and III hereof.

                                   Part I

Item l.    Business

Formation

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

     Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring the Retirement Fund's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P. (the "Investment Adviser" to the Funds) is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee. ML Fund Administrators Inc. (the "Fund Administrator") is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and is responsible for the day-to-day administrative services necessary for the operations of the Retirement Fund.

        The Retirement Fund has elected to operate as a business development company under the Investment Company Act of 1940 ("Investment Company Act"). The Retirement Fund's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund pursues this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. The Retirement Fund may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing. The Retirement Fund considers this activity to constitute a single industry segment of mezzanine financing investing.

        The Funds offered together an aggregate 1 million units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission pursuant to a Registration Statement on Form N-2 (File No. 33-25816), effective September 6, 1989. The information set forth under the heading "Risk and Other Important Factors", "Estimated Use of Proceeds", "Mezzanine Financing" and "Investment Objectives and Policies" on pages 21 through 46 and "Conflicts of Interest" on pages 79 through 82 in the Prospectus of the Retirement Fund dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

        The offering of Units commenced on September 6, 1989. On November 10 and December 20, 1989, the Retirement Fund had its first and second closings respectively, at which time the Managing General Partner admitted additional Limited Partners to the Retirement Fund representing 177,515 Units of limited partnership interest. The additional Limited Partners' total capital contributions were $164,201,375, which excludes discounts allowed of $1,447,740 and is net of sales commissions and advisory fees of $11,865,885. The Managing General Partner's aggregate contribution was $500,000. Thomas H. Lee, as an Individual General Partner, contributed $50,000. For their services as selling agent, the Retirement Fund paid sales commissions to Merrill Lynch, Pierce, Fenner and Smith Incorporated ("MLPF&S") in the amount of $9,492,708 (exclusive of discounts of $1,158,192). In addition, the Retirement Fund paid a financial advisory fee to MLPF&S in the amount of $2,373,177 (exclusive of discounts of $289,548).

Mezzanine and Bridge Investments

        At December 31, 1995, the Retirement Fund had outstanding a total of $88,353,161 invested in Mezzanine Investments representing $63,434,623 Managed and $24,918,538 Non-Managed portfolio investments. At December 31, 1995, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

        The Retirement Fund's reinvestment period ended on December 18, 1993 and accordingly, no new investments can be made after that date, other than the funding of investments which were committed to prior to that date.

        REVIEW OF INVESTMENTS IN MANAGED COMPANIES

        The following is a brief description of the companies in the Retirement Fund's Managed Company portfolio during the year ended December 31, 1995:

        Publicly Held Managed Portfolio Companies

        EquiCredit Corporation ("EquiCredit")

        On September 26, 1994, Barnett Banks, Inc. signed a definitive agreement to acquire all of the outstanding EquiCredit common stock for $32 per share. This transaction closed on January 27, 1995. The Retirement Fund sold its entire investment of 259,474 shares realizing a gain of $7.6 million on an original investment of $679,822.

        First Alert, Inc. ("First Alert")

        First Alert is a designer and manufacturer of residential smoke detectors, fire extinguishers, portable rechargeable lights and other security and safety products. The Retirement Fund owns 2,281,524 shares of First Alert common stock. The closing market price at December 29, 1995 reflects unrealized depreciation of $13.7 million for the year ended December 31, 1995, bringing the aggregate net unrealized appreciation to $16.0 million through December 31, 1995.

        Hills Stores Company, ("Hills")

        Hills is an operator of discount department stores in the Northeast and Midwest and offers a broad selection of merchandise at everyday low prices, targeted primarily at the female shopper. The Retirement Fund recorded net unrealized depreciation of approximately $3.0 million on this investment for the year ended December 31, 1995. The closing market price of this investment reflects an aggregate net unrealized depreciation of approximately $15.8 million through December 31, 1995.

        On August 21, 1995, the Retirement Fund entered into a stock purchase and exchange agreement with Hills and exchanged the 116,994 Common Stock Rights held by the Retirement Fund for 33,427 shares of Hills Common Stock. No gain or loss was recognized on the transaction.

        Petco Animal Supplies, Inc. ("Petco")

        Petco is a leading retailer of premium pet food and supplies, operating more stores than any other specialty pet food and supply retailer in the United States.

     On April 27, 1995, Petco completed a public offering of approximately $3.6 million shares of Common Stock (the "Petco Offering") at a net price of $19.71 per share. As part of the Petco Offering the Retirement Fund sold 64,151 common shares (including shares sold as a result of the exercise of the underwriters' overallotment option) representing 51% of its Petco holdings. The Retirement Fund received proceeds of $1.3 million and realized a gain of $212,949 on the sale of the equity. The closing market price of Petco common stock on December 29, 1995 reflects unrealized appreciation of $1.0 million for the year ended December 31, 1995, bringing the aggregate net unrealized appreciation to approximately $802,000 through December 31, 1995.

        Playtex Products, Inc. ("Playtex")

        Playtex manufactures and sells feminine hygiene and nursery products, household rubber gloves, toothbrushes and Jhirmack and LaCoupe haircare products. The Retirement Fund's year-end valuation of this investment reflects $68,835 of unrealized appreciation recorded in 1995 and $1.5 million of cumulative net unrealized depreciation through 1995.

        Stanley Furniture Company, Inc. ("Stanley Furniture")

        Stanley Furniture designs, manufactures and markets furniture and fabric products. Based upon the closing bid price at December 29, 1995, the Retirement Fund recorded $37,022 of unrealized depreciation on its equity in Stanley Furniture for the year ended December 31, 1995. The Retirement Fund's year-end valuation of this investment reflects an aggregate of $84,842 in net unrealized depreciation.

        Non-Publicly Held Managed Portfolio Companies

        Anchor Advanced Products, Inc. ("Anchor")

        Anchor is a large manufacturer of toothbrushes and cosmetic packaging products. Anchor holds a major share of the U.S. market for contract manufacturing of toothbrushes, supplying many of the brand marketers. In addition, Anchor has a strong position in key areas of the cosmetic packaging market, including nail polish brushes, mascara packages and applicators and lipstick packaging products. The investment is valued at cost at December 31, 1995.

        Big V Supermarkets, Inc. ("Big V")

        Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost at December 31, 1995.

        Cole National Corp. ("Cole")

        Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at cost at December 31, 1995.


        CST Office Products Corp. ("CST")

     CST is a provider of stock computer forms to the resale market. CST operates several manufacturing plants throughout the U.S., which produce business forms and related office products. The Retirement Fund is currently not accruing interest on this investment. The investment in CST is valued at cost at December 31, 1995. On March 22, 1996 the Retirement Fund sold its entire investment in CST and will realize a gain of $2.3 million and $3.9 of additional Interest Income for Payment in kind notes previously classified as non-accrual . Please see Note 14 to the Financial Statements for further information.

        Ghirardelli Holdings Corporation ("Ghirardelli")

        Ghirardelli is a marketer of premium chocolate products. Ghirardelli's products are sold through a variety of distribution channels including three company-owned retail shops, two of which are located in Ghirardelli Square, a prominent San Francisco landmark. The Retirement Fund made a follow-on investment in Ghirardelli for $1.9 million on May 12, 1995 and received 15,984 shares of Preferred Stock and 84,039 shares of Common Stock. The investment in Ghirardelli is valued at cost at December 31, 1995.

        In February, 1996 the Retirement Fund executed a Stock Purchase Agreement, pursuant to which the Retirement Fund agreed to sell its entire investment in Ghirardelli. See Note 14 to the Financial Statements for further information.

        Restaurants Unlimited Corporation ("RU Corp.")

     RU Corp., through its Cinnabon division, operates and franchises a national chain of specialty cinnamon roll bakeries in more than 250 locations, operating under the Cinnabon World famous Cinnamon Rolls brand name. In addition, through its Restaurants Unlimited, Inc. division, RU Corp. owns and operates 23 unique full-service restaurants located primarily on the West Coast of the United States. These restaurants operate under various trade names, including Cutters, Kincaid's, Horatio's and Palomino. The investment in RU Corp. is valued at cost at December 31, 1995.

        Sun Pharmaceuticals Corp.

        On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat that it did not already own. In accordance with the Agreement, the 12.5% Subordinated Note held by the Retirement Fund, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, the Retirement Fund received net proceeds of $173.55 per share for each of the 8,218.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. As a result, on October 31, 1995, the Retirement Fund received total proceeds of $10.6 million which resulted in a gain of $1.4 million.

        REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES

        The following is a brief description of the companies in the Retirement Fund's Non-Managed Company portfolio during the year ended December 31, 1995:

        BioLease, Inc. ("BioLease")

        BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. The investment in BioLease is valued at amortized cost at December 31, 1995.

        Fitz Floyd/Silvestri Corporation

        FFSC, Inc. consists of two businesses, Fitz Floyd and Silvestri Corporation. Fitz and Floyd is one of the industry leaders in fine china dinnerware and ceramic giftware whose products are retailed through leading specialty and department stores and catalogs throughout the U.S. and Canada, and through nine company-operated stores. Silvestri designs, imports and markets a broad line of Christmas decorations, home accessories and seasonal gifts which are sold through stores and catalogs. As of December 31, 1995, the Retirement Fund has valued its total investment in FFSC at $6.3 million, which resulted in total unrealized depreciation of $2.0 million.

        FLA. Orthopedics, Inc.

     FLA. Orthopedics, Inc., headquarted in Miami, manufactures, markets and distributes production in two major limes of business: ergonomically designed safety products and orthopedic soft goods.

     The Retirement Fund has pledged a $394,800 certificate of deposit to secure its obligation to purchase additional securities of FLA. Orthopedics, Inc. securities in 1996, in the event that certain performance tests are not met. As of December 31, 1995, the Retirement Fund has valued its investment in FLA. Orthopedics, Inc. at zero, which resulted in total unrealized depreciation of $4.1 million.


        National Tobacco Company

        National Tobacco Company is a producer of loose-leaf chewing tobacco in the United States, whose product is primarily sold under the Beech-Nut brand name. The investment in National Tobacco Company is valued at cost at December 31, 1995.

        Soretox

        Soretox, through its wholly-owned subsidiary Stablex Canada, Inc., is an inorganic hazardous waste management company operating in eastern Canada and the northeastern United States. The Retirement Fund is currently not accruing interest on this investment. The Retirement Fund's year end valuation reflects approximately 1.8 million of unrealized depreciation.

        Effective June 29, 1995, Soretox structured a management led buyout of the company. As a result, the Stablex Canada, Inc. $7,060,925, 14% Subordinated Note and the 209,829 shares of 176347 Canada, Inc. Common Stock Purchase Warrants held by the Retirement Fund were exchanged for a Stablex Canada, Inc. $3,996,750 principal amount 10% Subordinated Note, a $3,568,325 principal amount 11% Junior Subordinated Note and 2,286 shares of Seaway TLC, Inc. Common Stock Purchase Warrants. No gain or loss was recorded on the transaction.

Competition

        The Retirement Fund has completed its investment period and its reinvestment program and therefore, will no longer have to compete for investments. A majority of the portfolio companies are participating in extremely competitive businesses. Also, to the extent that there is more competition in the market to sell the Retirement Fund's assets, the market will become more constrained.

Employees

        The Retirement Fund has no employees. The Investment Adviser, subject to the supervision of the Managing General Partner and the Individual General Partners, manages and controls the Retirement Fund's investments. The Managing General Partner is responsible for managing the Temporary Investments of the Retirement Fund. The Fund Administrator performs administrative services for the Retirement Fund. The Fund Administrator is a subsidiary of Merrill Lynch & Co. Inc., the parent of MLPF&S.

Item 2. Properties

        The Retirement Fund does not own or lease any physical properties.

Item 3. Legal Proceedings

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

    On August 9, 1994, the same two Limited Partners noted in the preceding paragraphs commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. The defendants have filed papers in opposition to the motion for partial summary judgment on January 10, 1995. On August 4, 1995, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motions. Because the defendants in this action believe that the claims are without merit, each defendant also filed a separate motion to dismiss, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

    On November 2, 3 and 4, 1994, stockholders of Snapple Beverage Corp. commenced approximately twenty putative class actions in the Delaware Chancery Court, purportedly on behalf of all public stockholders of Snapple, against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., and some or all of Snapple's directors. Since then, the plaintiffs have filed a Consolidated Amended Complaint against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., some or all of Snapple's directors and Quaker Oats. The complaint alleges that the sale of Snapple to Quaker Oats was at an unfair price and in violation of the defendants' fiduciary duties to public stockholders. The plaintiffs sought an injunction against the merger transaction, an accounting for any damages suffered by the public stockholders, and attorneys' fees and related expenses. The Court on November 15, 1994 denied plaintiffs application to take expedited discovery and request to schedule a preliminary injunction hearing. The defendants in these actions believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf on behalf of all persons or entities who owned units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.


Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of the Retirement Fund during the fourth quarter of the year ended December 31, 1995.

                                    Part II


Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters

        There is no established trading market for the Units. The Partnership Agreement contains restrictions that are intended to prevent the development of a public market. Accordingly, accurate information as to the market values of Units at any given date is not available.

        The approximate number of holders of Units as of March 15, 1996 is 20,542. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partner interests.

        Effective November 9, 1992, MLPF&S introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists Merrill Lynch clients wishing to buy or sell limited partnership interests, but does not represent an established trading market for the Units.

        Beginning with December 1994 client account statements, MLPF&S implemented new guidelines for valuing and reporting limited partnership investments on client account statements. As a result, the Managing General Partner's estimate is no longer reported on these statements, although the Managing General Partner may continue to provide its estimate of net asset value in reports to Unit holders. Pursuant to such MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as Units in the Retirement Fund) are provided to MLPF&S by independent valuation services. Commencing this year, such estimated values will be updated two times per year. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on March 31st for reporting on June month-end MLPF&S client account statements. The Managing General Partner's estimate of net asset value as set forth in the Fund's year-end financial statements reflects the value of the Fund's underlying assets remaining at fiscal year end, whereas the value provided by the independent services reflects the estimated value of the Units themselves based on information that was available on the prior August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimated values, provided the independent services are not market values and Unit holders may not be able to sell their Units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, Unit holders may not realize the amount shown on their account statements upon the liquidation of the Retirement Fund over its remaining life.

        The Retirement Fund distributes Distributable Cash from Investments and Distributable Capital Proceeds in accordance with the terms of the Partnership Agreement.

        Pursuant to the Partnership Agreement, transfers of Units are recognized on the first day of the fiscal quarter after which the Managing General Partner has been duly notified of a transfer pursuant to the Partnership Agreement. Until a transfer is recognized, the limited partner of record (i.e. the transferor) will continue to receive all the benefits and burdens of ownership of Units (including allocations of profit and loss and distributions), and any transferee will have no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment.


        Accordingly, distributable cash from investments for a quarter and distributable sale proceeds from sales after transfer or assignment have been entered into, but before such transferred and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.


Cash Distributions

     The Retirement Fund has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. The Retirement Fund's ability to make future cash distributions is restricted in part by the factors as set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources
- the information contained in which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule
                                                                      For the Years Ended
                                            December 31,     December 31,      December 31,      December 31,     December 31,
Total Fund Information:                         1995             1994              1993              1992             1991
                                            --------------   --------------    -------------    ---------------   --------------

Net Investment Income                       $ 3,071,361    $  5,571,207       $  4,904,017       $  10,308,795     $  9,170,849
Net Realized Gain on Investments              9,262,616      74,326,557         15,978,135             943,644          656,153
Net Change in (Depreciation)
   Appreciation on Investments              (28,395,532)   (114,349,601)        94,671,310          48,214,869          181,949
Cash Distributions to Partners               29,053,844 (b) 110,407,812         42,359,885          11,613,395       11,621,246
Net Assets                                   88,476,030     133,591,430        278,451,079         205,257,502      157,403,589
Cost of Mezzanine Investments                88,353,161      96,897,659        105,516,167         111,813,880       76,220,219
Total Assets                                 89,303,296     134,369,173        279,629,574         206,423,808      158,268,507

Per Unit of Limited Partnership Interest:
Investment Income                           $     30.42    $      47.26       $      51.37       $      78.40      $     65.75
Expenses                                         (18.88)         (21.99)            (25.62)            (20.51)          (14.25)
                                             ----------    ------------       ------------       ------------      -----------
Net Investment Income                       $     11.54    $      25.27       $      25.75       $      57.89      $     51.50
                                             ----------    ------------       ------------       ------------      -----------

Net Realized Gains on Sales of Investments        43.12          302.22              81.82              5.30              3.68

Net Change in Unrealized (Depreciation)
 Appreciation on Investments                    (159.47)        (642.18)            531.67            270.77              1.02

Cash Distributions (c)                           138.43 (b)      526.12             237.89             65.22             64.79

Cumulative Cash Distributions (a)              1,090.32          951.89             425.77            187.88            122.66

Net Asset Value                             $    470.67    $     713.90         $ 1,554.72       $  1,153.37       $    884.63

(a) For periods prior to the 3rd quarter 1991, the amount shown is for the first closing participants only. The subsequent closing amounts as to such periods will vary.
(b) Includes $15.6 million or $87.86 per limited partnership Unit return of capital from the sale of EquiCredit, Petco and Sun Pharmaceuticals and returns of the reserve for the follow-on investments.
(c) See Cash Distributions Schedule on pages 15-16 for additional information, including return of capital for years prior to 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations




Liquidity & Capital Resources


        As of December 31, 1995, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds available for investment by the Retirement Fund as of December 31, 1995 were $116,434,836, after adjusting for returns of capital distributed to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.


        At December 31, 1995, the Retirement Fund had outstanding a total of $88,353,161 invested in Mezzanine Investments representing $63,434,624 Managed and $24,918,537 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than two months.


        The Retirement Fund invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Retirement Fund's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. The Retirement Fund was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of the Retirement Fund's investment period terminated at various times through December 18, 1993.

        Upon the consummation of the sale of Snapple Common Stock, the Retirement Fund received gross proceeds of approximately $78 million on December 8, 1994. As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. The Managing General Partner was entitled to an incentive MGP distribution of approximately $21 million, approximately $6.7 million of which was deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement. This Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations instead are payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. The Limited Partners received approximately $63.8 million or $359.24 per Unit from the Snapple proceeds. As of February 14, 1996, the Deferred Distribution Amount owed to the Managing General Partner was $5,211,680.

        On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of December 31, 1995, the reserve balance was reduced to $8.2 million due to follow-on investments of $153 in Petco Animal Supplies, $1.6 million in Fitz and Floyd/Silvestri, Corporation, $128,270 in Fine Clothing, Inc., $2.5 million in Hills and $1.9 million in Ghirardelli. Additionally, $5.7 million of the reserve has been returned to the partners during 1995. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

        All net proceeds from the sale of Mezzanine Investments received by the Retirement Fund in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.


        The proportion of distributions provided by net investment income has dropped significantly from prior years and due primarily to increased sales and redemptions of Mezzanine Investments, a resulting decrease in investment income as those holdings cease to generate interest income. Pursuant to the terms of the Partnership Agreement, all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of future cash distributions to Limited Partners for the next few years will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, which are estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.


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

     Although the Retirement Fund cannot eliminate the risks associated with its investments in High-Yield Securities, it has established risk management policies. The Retirement Fund subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Adviser and that met the Retirement Fund's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. The Retirement Fund's investments were measured against specified Retirement Fund investment and performance guidelines. To limit the exposure of the Retirement Fund's capital in any single issuer, the Retirement Fund limited the amount of its investment in a particular issuer. The Retirement Fund's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

        Certain issuers of Securities held by the Retirement Fund (First Alert, Hills, Petco, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund (other than Hills and Stanley Furniture) were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least three years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

        The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Funds (and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. The Retirement Fund may, from time to time, make follow-on investments to the extent necessary to protect or enhance its existing investments.

Results of Operations


Investment Income and Expenses


        The investment income from operations for the period consists primarily of interest and discount income earned on the investment of proceeds from partners' contributions in Mezzanine Investments and short-term money market instruments.


        For the year ended December 31, 1995, the Retirement Fund had investment income of $6,433,071, as compared to $9,485,887 for the same period in 1994 and $9,784,746 for the same period in 1993. This decrease in 1995 investment income from 1994 is due primarily to the decline in short-term interest income stemming from the decrease in short term interest rates and in the amount of Temporary Investments held by the Retirement Fund after distributions of return of capital to partners. Also contributing to this decrease is the sale of Mezzanine Investments during 1995. The decrease in 1994 investment income from 1993 is due primarily to the sales and redemption of Mezzanine Investments.


        Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.


        Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Professional fees for the years ended December 31, 1995, 1994 and 1993 were $1,389,303, $1,659,263, and $2,419,228, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.


     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser for the years ended December 31, 1995, 1994 and 1993 were $1,063,604, $1,202,216, and $1,411,755, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital to Partners and realized losses on investments.


        The Fund Administration Fees paid to the Fund Administrator for the years ended December 31, 1995, 1994 and 1993 were $602,002, $633,558, and
$715,816, respectively, and were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions. These decreases in Fund Administration Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.


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

     For the year ended December 31, 1995, the Retirement Fund had net investment income of $3,071,361, as compared to $5,571,207 for the same period in 1994 and $4,904,017 for the same period in 1993. This decrease in 1995 as compared to 1994 is primarily attributable to a decrease in interest income from Mezzanine Investments and Temporary Investments partially offset by lower Investment Advisory Fees, Fund Administration Fees, and Expenses and Legal and Professional Fees. The increase in 1994 net investment income as compared to 1993 can be attributed to the lower Investment Advisory Fees, Fund Administration Fees and Legal and Professional Fees in 1994, offset by Petco Animal Supplies' March 17, 1994 initial public offering and the recognition of thirty-eight and one half months of interest, discount and dividend income recorded in the first quarter of 1994.


Net Assets


        The Retirement Fund's net assets decreased by $45,115,400 during the year ended December 31, 1995, due to the payment of cash distributions to partners of $29,053,844 ($15,645,654 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $28,395,532, partially offset by net investment income of $3,071,361 and realized gains of $9,262,616 from the sale of Mezzanine Investments.


     The Retirement Fund's net assets decreased by $144,859,649 during the year ended December 31, 1994, due to the payment of cash distributions to partners of $110,407,812 ($17,985,052 of cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $114,349,601, partially offset by net investment income of $5,571,207 and realized gains of $74,326,557. The 1994 decrease in net assets over the year is considerably larger than the increase recorded in the comparable 1993 period. This is primarily attributed to the appreciation recorded in 1993 compared with the depreciation recorded in 1994 and the increase in the cash distributions paid during 1994 from the sale of the Snapple common stock.


Unrealized Appreciation and Depreciation on Investments


        For the year ended December 31, 1995, the Retirement Fund recorded net unrealized depreciation of $28.4 million of which $23.3 million was related to net depreciation in market value of publicly traded securities. This decrease can be attributed primarily to the decrease in value of the Retirement Fund's investment in First Alert, Inc. and Hills Stores Company at December 31, 1995, as well as the reversal of appreciation on the investment in EquiCredit upon the sale of EquiCredit Securities. This compares to a net unrealized depreciation of $114.3 million for the same period in 1994 of which $111.1 million was related to net depreciation in market value of publicly traded securities. The Retirement Fund's cumulative net unrealized depreciation on investments as of December 31, 1995 totaled $8.5 million.


        For the year ended December 31, 1993, the Retirement Fund recorded net unrealized appreciation of $94,671,310 of which $83,500,000 was related to net appreciation in market value of publicly traded securities. The increase can be attributed primarily to the increase in valuation on Snapple Beverage Corp.


        The Retirement Fund's valuation of the common stock of First Alert, Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at December 31, 1995.

        The Managing General Partner and the Investment Adviser review the valuation of the Retirement Fund's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Advisor believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

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

        The First Alert, Petco, Hills, Playtex and Stanley Furniture securities held by the Retirement Fund are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Retirement Fund may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies, under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Petco, Playtex and Stanley Furniture securities held by the Retirement Fund do not necessarily represent the prices at which these securities could currently be sold.

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

        For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - page 41).


Realized Gains and Losses


        For the year ended December 31, 1995, the Retirement Fund had net realized gains from investments of $9.3 million as compared to $74.3 million and $16 million for the same periods in 1994 and 1993, respectively.


        For additional information, please refer to Supplemental Schedule of Realized Gains and Losses (Schedule 1 - page 40).


Cash Distributions



        On February 8, 1996, the Individual General Partners approved the fourth quarter 1995 cash distribution totalling $19,587 which represents net investment income of $159,555 from Temporary Investments offset by a net investment loss from Mezzanine Investments of $139,968. The total amount distributed to Limited Partners was $19,527 or $.11 per Unit, which was paid on February 14, 1996. The Managing General Partner received a total of $55, with respect to its interest in the Retirement Fund. Thomas H. Lee, as an Individual General Partner, received $5 with respect to his interest in the Retirement Fund.


Cash Distributions
    The following  table  represents  distributions  approved by the  Individual
General Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. since inception (November 10 , 1989):

                         Total                                 Managing                 Individual
                      Distributed       Limited Partners        General   Incentive      General
                        Cash (a)      Amount     Per Unit (b)   Partner     Fee (c)      Partner
                      -----------    ----------  --------     ---------   ---------      ---------
Fourth Quarter 1989   $  1,049,749 $  1,046,507 $    6.59     $   2,947 $         -      $     295
First Quarter 1990       2,906,023    2,897,045     16.32         8,162                        816
Second Quarter 1990      3,586,751    3,479,294     19.60        10,073      96,377          1,007
Third Quarter 1990       2,735,077    2,726,630     15.36         7,679           -            768
Fourth Quarter 1990      4,076,832    3,891,129     21.92        11,446     173,112          1,145
First Quarter 1991       2,297,038    2,289,944     12.90         6,449           -            645
Second Quarter 1991      2,919,747    2,910,729     16.90         8,198           -            820
Third Quarter 1991       2,327,308    2,320,120     13.07         6,535           -            653
Fourth Quarter 1991      2,646,044    2,637,873     14.86         7,428           -            743
First Quarter 1992       3,055,858    3,046,157     17.16         8,843           -            858
Second Quarter 1992      3,272,572    3,262,726     18.38         8,927           -            919
Third Quarter 1992       2,638,921    2,630,772     14.82         7,408           -            741
Fourth Quarter 1992      2,897,119    2,888,169     16.27         8,136           -            814
Distribution
  on 4/13/93 for
  Return of Capital
  from the sale of
  Snapple Notes         12,786,849   12,747,352     71.81        35,906           -          3,591
First Quarter 1993      19,889,862   19,828,426    111.70 (d)    55,851           -          5,585
Second Quarter 1993      1,230,430    1,226,629      6.91         3,455           -            346
Third Quarter 1993       5,555,625    5,538,468     31.20 (e)    15,597           -          1,560
Fourth Quarter 1993     13,364,699   11,905,931     67.07 (f)    38,388   1,416,541          3,839
First Quarter 1994      14,934,550   14,117,768     79.53 (g)    41,938     770,650          4,194
Second Quarter 1994      3,184,138    2,792,311     15.73 (h)     8,941     381,992            894
Third Quarter 1994         810,197      807,693      4.55 (i)     2,276           -            228
Distribution
  on 12/15/94 for
  proceeds from the
  sale of Snapple
  Common Stock          78,114,228   63,770,489    359.24 (j)   237,847  14,082,107         23,785
Fourth Quarter 1994        279,288      221,894      1.25           627      56,704             63
Distribution
  on 2/14/95 for
  proceeds from the
  sale of EquiCredit
  Common Stock           8,303,170    6,860,956     38.65 (k)    24,411   1,415,362          2,441
First Quarter 1995       5,893,413    4,899,415     27.60        13,801     978,817          1,380
Second Quarter 1995      2,077,699    1,352,664      7.62 (l)     4,820     719,733            482
Third Quarter 1995       1,890,622    1,088,166      6.13         3,069     799,080            307
Distribution
  on 12/11/95 of
  proceeds from the
  sale of Sun
  Pharmaceuticals       10,609,653   10,150,307     57.18 (m)    28,591     427,896          2,859
Forth Quarter 1995          19,587       19,527       .11            55           -              5
                      ------------ ------------ ---------     --------- -----------      ---------
Totals                $215,353,049 $193,355,091 $1,090.43     $ 617,804 $21,318,371 (n)  $  61,783
                      ============ ============ =========     ========= ===========      =========

(a) Distributions are paid no later than 45 days after the end of each quarter.

(b) For periods prior to the Third Quarter 1991, the amount shown is for the 1st closing participants only. The second closing amounts as to such periods will vary.

(c) Incentive distribution to the Managing General Partner for exceeding the cumulative Priority Return of 10% on Mezzanine Investments to Limited Partners.

(d) Includes $97.16 per Unit return of capital from the sale of EquiCredit and Playtex securities.

(e) Includes $3.49 per Unit return of capital from the sale of EquiCredit securities.

(f) Includes $1.89 per Unit return of capital from the sale of EquiCredit and Snapple securities.

(g) Includes $72.50 per Unit return of capital from the redemption of BRK Electronics and Petco Notes.

(h)     Includes $10.00 per Unit return of uninvested proceeds.

(i)     Includes $2.79 per Unit return of uninvested proceeds.

(j) Includes $13.81 per Unit return of capital from the sale of Snapple Common Stock.

(k) Includes $3.82 per Unit return of capital from the sale of EquiCredit Common Stock.

(l)     Includes  $0.38 per Unit return of capital from the sale of Petco Common
        Stock.

(m) Includes $51.57 per Unit return of capital from the sale of Sun Pharmaceuticals.

(n) As of February 14, 1996, there is a Deferred Distribution Amount outstanding of $5,211,680 that is payable to the Managing General Partner. This amounts equates to $29.36 per Limited Partner Unit and will be paid out of Net Mezzanine Income, after the priority return has been reached, before this source of income can be distributed to the Limited Partners.

Item 8.    Financial Statements and Supplementary Data




             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


                                TABLE OF CONTENTS


Reports of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
 As of December 31, 1995 and December 31, 1994

Statements of Operations
  For the Years Ended December 31, 1995,
    December 31, 1994 and December 31, 1993

Statements of Changes in Net Assets
  For the Years Ended December 31, 1995,
    December 31, 1994 and December 31, 1993

Statements of Cash Flows
  For the Years Ended December 31, 1995,
    December 31, 1994 and December 31, 1993

Statements of Changes in  Partners'  Capital
  For the Years  Ended  December  31,1995,
    December 31, 1994 and December 31, 1993

Schedule of Portfolio Investments - December 31, 1995

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses (Schedule 1)

Supplementary Schedule of Unrealized Appreciation and Depreciation (Schedule 2)

Report of Independent Accountants

March 15, 1996, except as to Note 14 which is as of March 22, 1996.

To the General and Limited Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Fund") at December 31, 1995 and 1994, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1995 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

The financial statements include securities, valued at $79,513,706 at December 31, 1995 (89.9% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. We have reviewed the procedures used by the Managing General Partner and the Investment Adviser in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of realized gains and losses (Schedule 1) and the schedule of unrealized appreciation and depreciation (Schedule 2) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Fund's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

PRICE WATERHOUSE LLP
New York, New York


                         ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                        (DOLLARS IN THOUSANDS)

                                                         December 31, 1995    December 31, 1994
                                                         -----------------    -----------------
ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $63,435
      at December 31, 1995 and $72,484 at
      December 31, 1994)                                     $    62,874        $    95,185
    Non-Managed Companies (amortized cost $24,931
      at December 31, 1995 and $24,420 at
      December 31, 1994)                                          16,970             21,592
    Temporary Investments, at amortized cost
      (cost $8,202 at December 31, 1995 and $16,329
      at December 31, 1994)                                        8,218             16,370
Cash                                                                   1                  1
Accrued Interest Receivable - Note 2                               1,237              1,217
Prepaid Expenses                                                       4                  4
                                                             -----------        -----------
TOTAL ASSETS                                                 $    89,304        $   134,369
                                                             ===========        ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Professional Fees Payable                                $       311        $        56
    Reimbursable Administrative Expenses Payable                      46                 70
    Independent General Partners' Fees Payable
     - Note 9                                                         45                 62
    Deferred Interest Income - Note 2                                426                590
                                                             -----------        -----------
Total Liabilities                                                    828                778
                                                             -----------        -----------

Partners' Capital - Note 2
    Individual General Partner                                        28                 40
    Managing General Partner                                       4,897              6,824
    Limited Partners (177,515 Units)                              83,551            126,727
                                                             -----------        -----------
Total Partners' Capital                                           88,476            133,591
                                                             -----------        -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $    89,304        $   134,369
                                                             ===========        ===========

               See the Accompanying Notes to Financial Statements.

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               STATEMENTS OF OPERATIONS
                               (DOLLARS IN THOUSANDS)

                                                            For the Years Ended
                                              -------------------------------------------
                                              December 31,    December 31,   December 31,
                                                  1995             1994          1993
                                              -------------- ------------- --------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                        $   5,530     $   8,277       $   8,323
Discount                                              816         1,163           1,257
Dividends                                              87            46             205
                                                ---------     ---------       ---------
    TOTAL INCOME                                    6,433         9,486           9,785
                                                ---------     ---------       ---------
EXPENSES:
Investment Advisory Fee - Note 7                    1,064         1,202           1,412
Fund Administration Fee - Note 8                      602           634             716
Reimbursable Administrative Expenses-Note 8           101           220               -
Legal and Professional Fees                         1,389         1,659           2,419
Independent General Partners' Fees and                201           155             282
Expenses - Note 9
Amortization of Deferred Organization                   -            40              47
Expenses - Note 2
Insurance Expense                                       5             5               5
                                                ---------     ---------       ---------
    TOTAL EXPENSES                                  3,362         3,915           4,881
                                                ---------     ---------       ---------

NET INVESTMENT INCOME                               3,071         5,571           4,904
Net Realized Gain on Investments - Note 4           9,263        74,327          15,978
and Schedule 1
Net Change in Unrealized (Depreciation)
Appreciation from Investments Note 5
and Schedule 2:
  Publicly Traded Securities                      (23,262)     (111,096)         83,500
  Nonpublic Securities                             (5,133)       (3,254)         11,171
                                                ---------     ---------       ---------
    SUBTOTAL                                      (28,395)     (114,350)         94,671

NET (DECREASE) INCREASE IN NET ASSETS
                                                ---------     ---------       ---------
  RESULTING FROM OPERATIONS                       (16,061)      (34,452)        115,553
Less:  Incentive Fees to Managing General          (2,592)      (21,518)         (1,723)
Partner                                         ---------     ---------       ---------
NET (DECREASE) INCREASE AVAILABLE FOR
PRO-RATA DISTRIBUTION TO ALL PARTNERS           $ (18,653)    $ (55,970)      $ 113,830
                                                =========     ==========      =========

                         See the Accompanying Notes to Financial Statements.

                     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               STATEMENTS OF CHANGES IN NET ASSETS
                                         (DOLLARS IN THOUSANDS)

                               For the Years Ended
                                               --------------------------------------------
                                               December 31,    December 31,  December 31,
                                                   1995            1994          1993
                                               --------------  ------------- --------------

FROM OPERATIONS:

Net Investment Income                           $   3,071       $   5,571    $   4,904

Net Realized Gain From Investments                  9,263          74,327       15,978

Net Change in Unrealized (Depreciation)
   Appreciation From Investments                  (28,395)       (114,350)      94,671
                                                ---------       ---------    ---------
Net (Decrease) Increase in Net Assets
Resulting from Operations                         (16,061)        (34,452)     115,553

Cash Distributions to Partners                    (29,054)       (110,408)     (42,360)
                                                ---------       ---------    ---------


Total (Decrease) Increase                       $ (45,115)      $(144,860)   $  73,193

NET ASSETS:

Beginning of Year                                 133,591         278,451      205,258
                                                ---------       ---------    ---------
End of Year                                     $  88,476       $ 133,591    $ 278,451
                                                =========       =========    =========

                       See the Accompanying Notes to Financial Statements.

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)
                                                                   For the Years Ended
                                                      --------------------------------------------
                                                     December 31,   December 31,    December 31,
                                                        1995           1994             1993
                                                     ------------- --------------  ---------------
Increase  (Decrease)  in Cash and Cash  Equivalents
CASH FLOWS  FROM  OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income             $   5,763    $  10,001         $   9,789
  Fund Administration Fee                                  (602)        (634)             (716)
  Investment Advisory Fee                                (1,064)      (1,202)           (1,412)
  Independent General Partners' Fees and                   (218)        (147)             (240)
    Expenses
  Sale of Temporary Investments, Net                      8,127       20,797            14,687
  Purchase of Portfolio Company Investments              (1,865)      (6,887)          (13,177)
  Proceeds from Sales of Portfolio Company               20,176       90,308            35,650
    Investments
  Closing Fees Received                                       -           40               128
  Reimbursable Administrative Expense                      (125)        (150)                -
  Legal and Professional Fees                            (1,134)      (1,713)           (2,336)
  Insurance Expense                                          (4)          (5)               (5)
  Prepaid Expense                                             -            -                (7)
                                                      ---------    ---------         ---------
    Net Cash Provided by Operating                       29,054      110,408            42,361
      Activities                                      ---------    ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                        (29,054)    (110,408)          (42,360)
                                                      ---------    ---------         ---------
    Net Cash Applied to Financing                       (29,054)    (110,408)          (42,360)
      Activities                                      ---------    ---------         ---------
  Net Increase (Decrease) in Cash                             -            -                 1
  Cash at Beginning of Year                                   1            1                 -
                                                      ---------    ---------         ---------
   Cash at End of Year                                $       1    $       1         $       1
                                                      =========    =========         =========

                         RECONCILIATION OF NET INVESTMENT INCOME
                       TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                 $   3,071    $   5,571         $   4,904
                                                      ---------    ---------         ---------
Adjustments to Reconcile Net Investment
Income to Net Cash Provided by Operating
Activities:
  Decrease in Investments                                17,176       30,152            21,182
  Net Realized Gains on Sales of Investments              9,263       74,327            15,978
  (Increase) Decrease in Accrued Interest                  (670)         515                 4
    Receivables
  Amortization of Deferred Organization Expenses              -           40                47
  Decrease in Prepaid Expenses                                -            8                (7)
  Increase in Independent General Partners' Fees            (17)          16                42
    Payable
  Increase in Professional Fees Payable                     255          (62)               83
  (Decrease)Increase in Reimbursable
    Administrative Expenses Payable                         (24)          70                 -
  Increase in Deferred Closing Fee                            -           40               128
  (Decrease) in Option Payable                                -         (269)                -
                                                      ---------    ---------         ---------
Total Adjustments                                        25,983      104,837            37,457
                                                      ---------    ---------         ---------
Net Cash Provided by Operating Activities             $  29,054    $ 110,408         $  42,361
                                                      =========    =========         =========

                         See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          (DOLLARS IN THOUSANDS)

                                         Individual    Managing
                                           General     General      Limited
                                           Partner     Partner     Partners       Total
                                         ------------ ----------- ------------ ------------

For the year Ended December 31, 1993

Partners' Capital at January 1, 1993     $      61    $     456    $ 204,741    $ 205,258
Allocation of Net Investment Income              2          332        4,570        4,904
Allocation of Net Realized Gain on               5        1,448       14,525       15,978
Investments
Allocation of Net Change in Unrealized
Appreciation From Investments                   26          266       94,379       94,671
Cash Distributions to Partners                 (12)        (119)     (42,229)     (42,360)
                                         ---------    ---------    ---------    ---------
Partners' Capital at December 31, 1993   $      82    $   2,383    $ 275,986    $ 278,451
                                         =========    =========    =========    =========

For the year Ended December 31, 1994

Partners' Capital at January 1, 1994     $      82    $   2,383    $ 275,986    $ 278,451

Allocation of Net Investment Income              2        1,086        4,483        5,571
Allocation of Net Realized Gain on              21       20,657       53,649       74,327
Investments
Allocation of Net Change in Unrealized
Depreciation From Investments                  (32)        (321)    (113,997)    (114,350)
Cash Distributions to Partners                 (33)     (16,981)     (93,394)    (110,408)
                                         ---------    ---------    ---------    ---------
Partners' Capital at December 31, 1994   $      40    $   6,824    $ 126,727    $ 133,591
                                         =========    =========    =========    =========


For the year Ended December 31, 1995

Partners' Capital at January 1, 1995     $      40    $   6,824    $ 126,727    $ 133,591
Allocation of Net Investment Income -            1        1,021        2,049        3,071
Note 3
Allocation of Net Realized Gain on
Investments - Notes 3,4                          3        1,605        7,655        9,263
Allocation of Net Change in Unrealized
Depreciation From Investments-Notes 2,5         (8)         (80)     (28,307)     (28,395)
Cash Distributions to Partners                  (8)      (4,473)     (24,573)     (29,054)
                                         ---------    ---------    ---------    ---------
Partners' Capital at December 31, 1995   $      28    $   4,897    $  83,551    $  88,476
- Notes 2,3                              =========    =========    =========    =========

               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                              DECEMBER 31, 1995
                                           (DOLLARS IN THOUSANDS)
Principal                                                                                                     Fair       % Of
Amount/Shares                                                                         Investment Investment   Value      Total
                  Investment                                                             Date       Cost(e)   (Note 2) Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)
$3,133            Anchor Advanced Products, Inc., Sr. Sub. Nt. 11.67% due 04/30/00 (c)  04/30/90   $3,133      $3,133
$4,178            Anchor Advanced Products, Inc., Jr. Sub. Nt. 17.5% due 04/30/00 (c)   04/30/90    4,178       4,178
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      827         827
132,290 Warrants  Anchor Holdings, Inc., Common Stock Purchase Warrants(d)              04/30/90        0           0
                    (13.9% of fully diluted common equity assuming exercise
                     of warrants) (i)                                                               8,138       8,138        9.24

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                    (8.8% of fully diluted common equity) (i)                                       9,156       9,156       10.40

                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)(i)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0
                                                                                                        0           0        0.00
                  CST OFFICE PRODUCTS, INC. (b) - Notes 6,14
$3,395            Lee-CST Acquisition Corp., Sr. Sub. Nt. 12% due 03/31/00(c)(g)        03/30/90    3,395       3,395
$3,395            Lee-CST Acquisition Corp., Jr. Sub. Nt. 18% due 03/31/00(c)(g)        03/30/90    3,395       3,395
$1,691            CST Office Products Corp., Sr. Sub. Nt. 15% due 03/31/00(c)(f)(g)     Various       104         104
$2,301            CST Office Products Corp., Jr. Sub. Nt. 15% due 06/30/96(c)(f)(g)     Various         0           0
87,051 Shares     Lee-CST Holding Corp., Common Stock (d)                               03/30/90      696         696
94,668 Warrants   Lee-CST Holding Corp., Common Stock Purchase Warrants(d)              03/30/90        0           0
                    (11.9% of fully diluted common equity assuming exercise of
                     warrants) (i)                                                                  7,590       7,590         8.62

                             See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                            DECEMBER 31, 1995
                                         (DOLLARS IN THOUSANDS)

 Principal                                                                                                     Fair       % Of
Amount/Shares                                                                          Investment Investment   Value      Total
                  Investment                                                              Date       Cost(e) (Note 2) Investments
Investments
                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                   07/31/92  $3,680    $19,678
                    (8.9% of fully diluted common equity) (i)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0
                                                                                                     3,680     19,678      22.35

                  GHIRARDELLI HOLDINGS CORPORATION(b) - Notes 4,14
$5,328            Ghirardelli Holdings Corporation, 13% Subordinated Note due 03/31/02(c) 03/31/92   5,328      5,328
532,800 Shares    Ghirardelli Holdings Corporation, Common Stock(d)                       03/31/92   1,066      1,066
84,039 Shares     Ghirardelli Holdings Corporation, Common Stock(d)                       05/12/95     266        266
15,984 Shares     Ghirardelli Holdings Corporation, Series A Preferred Stock(d)           05/12/95   1,598      1,598
                    (10.6% of fully diluted common equity) (i)
                    $7,992 Sr. Bridge Note
                    Purchased 03/31/92                     $7,992
                    Repaid 06/11/92                        $7,992
                    Realized Gain                          $    0
                                                                                                     8,258      8,258       9.38

                  HILLS STORES COMPANY - Notes 4,5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                               04/03/90   16,153      2,418
33,427 Shares     Hills Stores Company, Common Stock(a)(h)                               08/21/95    2,418        330
                    (2.5% of fully diluted common equity) (i)                                       18,571      2,748       3.12

                             See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                           DECEMBER 31, 1995
                                          (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
Amount/Shares                                                                          Investment Investment   Value      Total
                  Investment                                                              Date       Cost(e) (Note 2) Investments
Investments
                  PETCO ANIMAL SUPPLIES, INC. (b) - Notes 4,5
62,379 Shares     Petco Animal Supplies, Common Stock(a)(d)(f)                          Various    $1,023   $  1,825
                    (.7% of fully diluted common equity)(i)
                    $28 14% Sr. Sub. Bridge Notes
                    Purchased various                       $   28
                    Repaid 04/19/91                         $   28
                    Realized Gain                           $    0
                    $900 12.5% Sr. Sub. Notes
                    Purchased various                       $  900
                    Repaid 03/28/94                         $  900
                    Realized Gain                           $    0
                    Total Realized Gain                     $    0
                    64,151 Shares Common Stock
                    Purchased Various                       $1,052
                    Sold 04/26/95                           $1,265
                    Total Realized Gain                     $  213
                                                                                                    1,023      1,825       2.07

                  PLAYTEX PRODUCTS, INC.(b) - Notes 4,5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                         03/29/90       2,830      1,377
                    (0.3%  of  fully  diluted  common
                    equity)(i)
                    $3,916  15% Subordinated  Note
                    Purchased  03/29/90                     $3,916
                    Sold 09/28/90                           $3,925
                    Realized  Gain                          $    9
                    45,323  Shares  Common  Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased  03/29/90                     $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29
                                                                                                    2,830      1,377       1.56


                             See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                            DECEMBER 31, 1995
                                         (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
Amount/Shares                                                                           Investment Investment  Value      Total
                  Investment                                                              Date       Cost(e) (Note 2) Investments
Investments
                  RESTAURANTS UNLIMITED
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                   06/03/94    $3,956    $ 3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                       06/03/94         0          0
                    (1.4% of fully diluted common equity) (i)                                        3,956      3,956      4.49

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
18,511 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                   06/30/91       233        148
                    (0.4% of fully diluted common equity)(i)                                           233        148      0.17

TOTAL INVESTMENT IN MANAGED COMPANIES                                                              $63,435    $62,874     71.40

                             See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                             DECEMBER 31, 1995
                                          (DOLLARS IN THOUSANDS)
Principal                                                                                                       Fair      % Of
Amount/Shares                                                                           Investment Investment  Value      Total
                  Investment                                                            Date       Cost(e)    (Note 2) Investments
Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94   $  443     $  454
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94       62         62
26,218 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94        9          9
                                                                                                      514        525         0.60
                  FITZ AND FLOYD/SILVESTRI (b) - Notes 5,6
$6,719            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           03/31/93    6,709      5,111
$1,581            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           07/30/93    1,578      1,203
988,144 Shares    FF Holding Co., Common Stock(d)                                       03/31/93       10          0
336,364 Shares    FF Holding Co., Common Stock(d)                                       07/30/93        3          0
337,155 Shares    FF Holding Co., Common Stock(d)                                       12/22/94        0          0         7.17
                                                                                                    8,300      6,314

                  FLA. ORTHOPEDICS, INC - Notes 5,6,12
$3,158            FLA. Acquisition Corp., 12.5% Sub, Nt. due 07/31/99(c)(g)             08/02/93    3,158          0
78,960 Shares     FLA. Holdings, Inc. Common Stock (d)                                  08/02/93      987          0
47,376 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93        0          0
                                                                                                    4,145          0         0.00

                             See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                           DECEMBER 31, 1995
                                         (DOLLARS IN THOUSANDS)
Principal                                                                                                      Fair       % Of
Amount/Shares                                                                          Investment Investment   Value      Total
                  Investment                                                              Date       Cost(e) (Note 2) Investments
Investments
                  NATIONAL TOBACCO COMPANY, L.P.
$3,997            National Tobacco Company, 13% Sub. Nt. due 10/15/98(c)                04/14/92   $  3,997   $ 3,997
$131              National Tobacco Company, 16% Sub. Nt. due 10/15/98(c)(f)             06/30/93        131       131
$266              National Tobacco Company, Class A Partnership Int.(d)                 04/14/92        266       266
                                                                                                      4,394     4,394       4.99
                  SORETOX - Notes 4,5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997     2,955
3,568             Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568     2,782
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          0         0
                                                                                                      7,565     5,737       6.51

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $24,918   $16,970      19.27


                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                   Various       54,033    47,085      53.47
                  Partnership Interest                                                 04/14/92         266       266       0.30
                  Preferred Stock, Common Stock, Warrants and Stock Rights             Various       34,054    32,493      36.90

                  TOTAL MEZZANINE INVESTMENTS                                                       $88,353  $ 79,844      90.67

                             See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS)
                                           DECEMBER 31, 1995
                                        (DOLLARS IN THOUSANDS)
Principal                                                                                                  Fair       % Of
Amount/Shares                                                                      Investment Investment   Value      Total
              Investment                                                              Date       Cost(e) (Note 2)  Investments
              TEMPORARY INVESTMENTS

              CERTIFICATES OF DEPOSIT AND TIME DEPOSIT
$ 395         Banque National de Paris, 3.875% due 03/29/96 - Note 12               08/18/93       395       395
              TOTAL INVESTMENT IN CERTIFICATES OF DEPOSITS                                         395       395       0.45

              COMMERCIAL PAPER
$  724        Ford Motor Credit, 5.92% due 01/02/96                                 12/27/95       724       725
$7,083        Ford Motor Credit, 5.81% due 01/03/96                                 12/19/95     7,083     7,098

              TOTAL INVESTMENT IN COMMERCIAL PAPER                                               7,807     7,823       8.88

              TOTAL TEMPORARY INVESTMENTS                                                     $  8,202  $  8,218       9.33

              TOTAL INVESTMENT PORTFOLIO                                                      $ 96,555  $ 88,062     100.00%



(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company
     Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e) Represents original cost and excludes accretion of discount of $12,978 for Mezzanine Investments and $15,492 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Non-income producing equity security.
(i)  Percentages of common equity have not been audited by Price Waterhouse LLP.

                             See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995



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

     Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring the Retirement Fund's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the Investment Adviser to the Funds, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

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

2.      Significant Accounting Policies

Basis of Accounting

               For financial reporting purposes, the records of the Retirement Fund are maintained using the accrual method of accounting. For federal income tax reporting purposes, the results of operations are adjusted to reflect statutory requirements arising from book to tax differences. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual reported results could vary from these estimates.

Valuation of Investments


        Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of the Retirement Fund. For privately issued securities in which the Retirement Fund typically invests, the fair value of an investment is its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction. Future confirming events will also affect the estimates of fair value and the effect of such events on the estimates of fair value could be material.



      Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market.


      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at December 31, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.


Interest Receivable on Investments


        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.


Payment-In-Kind Securities


        All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1995 and December 31, 1994, the Retirement Fund has in its portfolio of investments $739,601 and $235,451, respectively, of payment-in-kind notes which excludes $4,298,447 and $1,723,465, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of December 31, 1995 and December 31, 1994, the Retirement Fund has in its portfolio of investments $1,224,548 and $1,239,188 respectively of payment-in-kind equity.


Deferred Organization Expenses


        Organization costs of $233,859 for the Retirement Fund were fully amortized on November 10, 1994.


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


Sales and Marketing Expenses, Offering Expenses and Sales Commissions


        Sales commissions and selling discounts were allocated to the specific Partners' accounts in which they were applied. Sales and marketing expenses and offering expenses were allocated between the Funds in proportion to the number of Units issued by each Fund and to the Partners in proportion to their capital contributions.

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

3.      Allocations of Profits and Losses

        Pursuant to the Partnership Agreement, all profits from Temporary Investments generally will be allocated 99.69% to the Limited Partners, 0.28% to the Managing General Partner and 0.03% to the Individual General Partner. Profits from Mezzanine Investments will, in general, be allocated as follows:

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

        Losses will be allocated in reverse order of profits previously allocated and thereafter 99.69% to the Limited Partners, 0.28% to the Managing General Partner and 0.03% to the Individual General Partner.

4.      Investment Transactions

        On January 27, 1995, the Retirement Fund sold 259,474 shares of EquiCredit Common Stock, realizing a gain of $7,623,346 on an original investment of $679,822.

        On April 27, 1995, Petco Animal Supplies, Inc. ("Petco") completed a public offering of approximately 3.6 million shares of Common Stock (the "Petco Offering") at a net price of $19.71 per share. Of the shares sold, approximately
2.4 million shares were offered by Petco and approximately 1.2 million were offered by certain existing shareholders, including the Retirement Fund. As part of the Petco Offering, the Retirement Fund sold 64,151 shares (including shares sold as a result of the exercise of the underwriters' overallotment option) representing 51% of its Petco holdings. The Retirement Fund received proceeds of $1,264,577 and realized a gain of $212,949 on the sale of the equity.

    On May 12, 1995, the Retirement Fund made a follow-on investment in Ghirardelli Holdings Corp. for a total of $1,864,800. The Retirement Fund received 15,984 shares of Series A Preferred Stock for $1,598,400 and 84,039 additional shares of Common Stock for $266,400.

    Effective June 29, 1995, Soretox structured a management led buyout of the company. As a result, the Stablex Canada, Inc. $7,060,925, 14% Subordinated Note and the 209,829 shares of 176347 Canada, Inc. Common Stock Purchase Warrants held by the Retirement Fund were exchanged for a Stablex Canada Inc. $3,996,750 principal amount 10% Subordinated Note, a $3,568,325 principal amount 11% Junior Subordinated Note and 2,286 shares of Seaway TLC, Inc. Common Stock Purchase Warrants. No gain or loss was recorded on the transaction.

    On August 21, 1995, the Retirement Fund entered into a stock purchase and exchange agreement with Hills Stores Company and exchanged the 116,994 Common Stock Rights held by the Retirement Fund for 33,427 shares of Hills Stores Common Stock. No gain or loss was recognized on the transaction. The common shares were registered with the Securities and Exchange Commission in the fourth quarter of 1995.

        On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat that it did not already own. In accordance with the Agreement, the 12.5% Subordinated Note held by the Retirement Fund, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, the Retirement Fund received net proceeds of $173.55 per share for each of the 8,218.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. As a result, on October 31, 1995, the Retirement Fund received total proceeds of $10.7 million which resulted in a gain of $1.4 million.

        On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of December 31, 1995, the reserve balance was reduced to $8.2 million due to follow-on investments of $153 in Petco Animal Supplies, $1.6 million in Fitz and Floyd, Inc., $128,270 in Fine Clothing, Inc., $2.5 million in Hills Stores and $1.9 million in Ghirardelli Holdings. Additionally, $5.7 million of the reserve has been returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

5.      Unrealized Appreciation and Depreciation of Investments

        For the year ended December 31, 1995, the Retirement Fund recorded net unrealized depreciation of $28.4 million of which $23.3 million was related to net depreciation in market value of publicly traded securities. The unrealized depreciation can be attributed primarily to the decrease in value of First Alert and Hills Stores Company at December 31, 1995, as well as the reversal of unrealized appreciation of EquiCredit from the sale of the EquiCredit securities held by the Retirement Fund. This compares to a net unrealized depreciation of $114.3 million of which $111.1 million was related to net depreciation in market value of publicly traded securities for the same period in 1994. The Retirement Fund's cumulative net unrealized depreciation on investments as of December 31, 1995 totaled $8.5 million.


        For the year ended December 31, 1993, the Retirement Fund recorded net unrealized appreciation of $94,671,310 of which $83,500,000 was related to net appreciation in market value of publicly traded securities. The increase can be attributed primarily to the increase in valuation on Snapple Beverage Corp.


        The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Petco, Playtex and Stanley Furniture reflects their closing market prices at December 31, 1995.

        For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2 - page 41).

6.      Non-Accrual of Investments

        In  accordance  with  the  Retirement  Fund's  Accounting   Policy,  the
following securities have been on non-accrual status since the date indicated:

        -  CST Office Products, Inc. on October 1, 1992 (See Note 14).
        -  Fitz and Floyd/Silvestri Corporation, on January 1, 1994.
        -  FLA Orthopedics, Inc. on January 1, 1995.
        -  Stablex Canada, Inc. on June 29, 1995.

7.      Investment Advisory Fee

        The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the years ended December 31, 1995, 1994 and 1993, the Retirement Fund paid $1,063,604, $1,202,216, and $1,411,755, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.      Fund Administration Fees and Expenses

        As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the years ended December 31, 1995, 1994 and 1993, the Retirement Fund paid $602,002, $633,558, and $715,816, respectively, in Fund Administration Fees.

        Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the years ended December 31, 1995 and 1994, the Retirement Fund incurred $100,721 and $220,205, respectively, in reimbursable expenses.

9.      Independent General Partners' Fees and Expenses

        As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the years ended December 31, 1995, 1994 and 1993, the Retirement Fund incurred $201,406, $153,909, and $281,709, respectively, in Independent General Partners' Fees and Expenses.

10.     Related Party Transactions

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

        For the year ended December 31, 1995, the Retirement Fund paid $125,246 to the Fund Administrator for reimbursable out-of-pocket expenses (please refer to Note 8 for further information).

        During 1995, the Retirement Fund paid Managing General Partner distributions totalling $4,472,911 (which includes $4,397,592 of incentive fees and $75,319 with respect to its interest in the Retirement Fund). Of this incentive fee amount, 95% or $4,177,712 was paid to the Investment Adviser and the remaining 5% totalling $219,880 was paid to ML Mezzanine Inc. As of December 31, 1995, the Managing General Partner has earned $24,110,084 in Incentive Fees of which $5,211,680 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. This Deferred Distribution Amount was distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

11.     Litigation

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

    On August 9, 1994, the same two Limited Partners as noted in the preceding paragraphs commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. The defendants have filed papers in opposition to the motion for partial summary judgment on January 10, 1995. On August 4, 1995, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motions. Because the defendants in this action believe that the claims are without merit, each defendant also filed a separate motion to dismiss, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

    On November 2, 3 and 4, 1994, stockholders of Snapple Beverage Corp. commenced approximately twenty putative class actions in the Delaware Chancery Court, purportedly on behalf of all public stockholders of Snapple, against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., and some or all of Snapple's directors. Since then, the plaintiffs have filed a Consolidated Amended Complaint against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., some or all of Snapple's directors and Quaker Oats. The complaint alleges that the sale of Snapple to Quaker Oats was at an unfair price and in violation of the defendants' fiduciary duties to public stockholders. The plaintiffs sought an injunction against the merger transaction, an accounting for any damages suffered by the public stockholders, and attorneys' fees and related expenses. The Court on November 15, 1994 denied plaintiffs application to take expedited discovery and request to schedule a preliminary injunction hearing. The defendants in these actions believe that the claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.

12.     Commitments

        On August 18, 1993, the Retirement Fund established a letter of credit from Banque Nationale de Paris in favor of FLA. Orthopedics, a Non-Managed portfolio company. The Retirement Fund posted as collateral a $394,800 Banque Nationale de Paris certificate of deposit which pays an annual interest rate of 3.875%. If the commitment is drawn upon, the Retirement Fund will receive additional subordinated notes and equity of FLA. Orthopedics. The letter of credit will expire on May 1, 1996.

13.     Income Taxes (Statement of Financial Accounting Standards
        No. 109)

        No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

        Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax basis of the Retirement Fund's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1995, the tax basis of the Retirement Fund's assets are less than the amounts reported in the financial statements by $9,598,909. This difference is primarily attributable to unrealized depreciation and appreciation on investments which has not been recognized for tax purposes.

14.     Subsequent Events


        On February 8, 1996, the Individual General Partners approved the fourth quarter 1995 cash distribution totalling $19,587 which represents net investment income of $159,555 from Temporary Investments offset by a net investment loss from Mezzanine Investments of $139,968. The total amount distributed to Limited Partners was $19,527 or $.11 per Unit, which was paid on February 14, 1996. The Managing General Partner received a total of $55, with respect to its interest in the Retirement Fund. Thomas H. Lee, as an Individual General Partner, received $5 with respect to his interest in the Retirement Fund.


        On February 14, 1996, Ghirardelli Holdings Corporation ("Ghirardelli"), Ghirardelli Chocolate Company, and all of the equityholders of Ghirardelli, including the Funds and certain Lee Affiliates, executed a Stock Purchase
Agreement pursuant to which (i) the equityholders agreed to sell all of their shares and options to Ghirardelli and (ii) HMTF/CH Acquisition Company (the "Buyer") agreed to purchase new shares of Ghirardelli. The closing is scheduled for the later to occur of (x) the 10th day after the first closing of the
Buyer's parent's equity fund, and (y)the date upon which the last of any approvals and consents necessary to the transaction are obtained. The price per share for the stock of Ghirardelli is $5.88854; provided that if the closing occurs after March 31, 1996, the purchase price shall bear interest at an annual rate of 9% for the period April 1, 1996 through the closing. If the transaction occurs, the Retirement Fund will sell 616,839 shares for proceeds of approximately $3.6 million. In addition, the Buyer will (i) repay all of Ghirardelli's Subordinated Notes held by the Funds, including all interest and all prepayment penalties thereon and (ii) pay the redemption price, including the redemption premium, on all outstanding Series A Preferred Stock of Ghirardelli held by the Retirement Fund. As part of the transaction, each stockholder is required to allocate approximately 3.5% of the proceeds received on account from the sale of the equity of Ghirardelli to an escrow account to be held for a period of one year from the closing. As such, the Retirement Fund will escrow $130,839 of the proceeds.


     On March 22, 1996 by means of merger of Lee-CST Holding Corp. with an unaffilated third party, the Retirement Fund sold its entire investment in CST Office Products ("CST") for total proceeds of $14.2 million. The Retirement Fund received $11.3 million for the $3,395,000 principal amount 12% senior subordinated note, the $3,395,000 principal amount 18% junior subordinated note, appoximately $4 milliion in principal amount of 15% payment in kind subordinated notes issued with respect thereto, plus all outstanding accrued interest on these notes. Additionally, the Retirement Fund received $1.4 million, or $16 per share, for its common stock and $1.5 million, or $15.99 per share, for its common stock purchase warrants. The Retirement Fund realized a gain of $2.3 million, and additional interest income of $3.9 million for the payment in kind subordinated notes that were previously classified as non-accrual.


                                                  SCHEDULE 1
                        ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                    FOR THE YEAR ENDED DECEMBER 31, 1995
                                            (DOLLARS IN THOUSANDS)

                                                         PAR VALUE/      INVESTMENT            NET          REALIZED
SECURITY                                               NUMBER SHARES        COST             PROCEEDS     GAIN (LOSS)
----------------------------------------------------  ----------------- --------------    --------------- -------------

EquiCredit Corp.
  Common Stock                                                 259,474     $      680          $   8,303      $  7,623

Petco Animal Supplies, Inc.
  Common Stock                                                  64,151          1,052              1,265           213

Sun Pharmaceuticals Corp.
  Subordinated Note                                          $   9,182          9,182              9,182             -
  Common Stock Purchase Warrants (Banana Boat
   Holding, Corp.)                                               8,219              -              1,427         1,427
                                                                           ----------          ---------      --------
Total Net Realized Gains at December 31, 1995                              $   10,914          $  20,177      $  9,263
                                                                           ==========          =========      =========

                                   SCHEDULE 2
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                     FOR THE PERIOD ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)
                                                    Total Unrealized
                                                      Appreciation/               Unrealized Appreciation/ (Depreciation) For
                               Investment   Fair     (Depreciation)
SECURITY                          Cost     Value      December 31,                                                          1990
                                                         1995       1995       1994       1993      1992        1991      & PRIOR
------------------------------- --------- -------- -------------  ---------  --------- ---------- ---------- --------    -----------
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert, Inc.
  Common Stock*                 $  3,680   $19,678   $   15,998  $(13,689)    $ 29,687   $     -    $    -   $        -    $       -

Hills Stores Company
  Common Stock                    18,571     2,748      (15,823)   (3,055)         101   (12,869)        -            -            -
Petco Animal Supplies, Inc.
  Common Stock*                    1,023     1,825          802     1,041         (239)        -         -            -            -
Playtex Products, Inc.
  Common Stock*                    2,830     1,377       (1,453)       69       (1,347)     (583)        -          408            -
Stanley Furniture
  Common Stock*                      233       148         (85)       (37)         (63)       15         -            -            -

TOTAL UNREALIZED (DEPRECIATION)                        --------   --------     --------   -------    ------   ---------    ---------
  APPRECIATION FROM PUBLICLY                              (561)   (15,671)      28,139   (13,437)         -         408            -
  TRADED SECURITIES                                    --------   --------     --------   -------    ------   ---------    ---------

NON PUBLIC SECURITIES:
Fitz and Floyd/Sylvestri
  Common Stock*                       13         -         (13)         -          (13)        -          -           -            -
  Adjusted Rate Senior             8,287     6,314      (1,975)    (1,975)           -         -          -           -            -
    Sub.Notes*
FLA. Orthopedics, Inc.
  Common Stock*                      987         -        (987)         -         (987)        -          -           -            -
  Subordinated Note                3,158         -      (3,158)    (3,158)           -         -          -           -            -
Stablex Canada Inc.
  Subordinated Note*               7,565     5,737      (1,828)         -       (1,828)        -          -           -            -

TOTAL UNREALIZED (DEPRECIATION)                        -------     ------       ------    -------    ------    --------    ---------
  APPRECIATION FROM NON PUBLIC SECURITIES               (7,961)    (5,133)      (2,828)        -          -           -            -
                                                       -------     ------       ------    -------    ------   ---------    ---------
UNREALIZED (DEPRECIATION)/ APPRECIATION
   FOR INVESTMENTS SOLD

Sold in 1995 EquiCredit Corp.
  Common Stock                                               -     (7,591)       3,016     4,575          -          -            -

Sold Prior to 1995
  Various                                                    -          -     (142,677)  103,533     48,215       (226)      (8,845)


Total Unrealized (Depreciation)/                      --------   --------     --------  --------    -------    -------     --------
  Appreciation for Investments sold:                         -     (7,591)    (139,661)  108,108     48,215       (226)      (8,845)
                                                      --------   --------     --------  --------    -------    -------     --------
NET UNREALIZED (DEPRECIATION)
  APPRECIATION                                        $ (8,522)  $(28,395)   $(114,350) $ 94,671    $48,215    $   182     $ (8,845)
                                                      ========   ========    =========  ========    =======    =======     ========

        * Restricted Security.

Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

        None.


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant


The Retirement Fund

        The five General Partners of the Retirement Fund are responsible for the management and administration of the Retirement Fund and have the same positions and responsibilities with respect to Fund II. The General Partners of the Retirement Fund and Fund II consist of four Individual General Partners: Vernon
R. Alden, Joseph L. Bower, Stanley H. Feldberg (the "Independent General Partners"), Thomas H. Lee and Mezzanine Investments II, L.P., the Managing General Partner. Pursuant to exemptive orders issued by the Securities and Exchange Commission, each Independent General Partner is not an "interested person" of the Retirement Fund as such term is defined in the Investment Company Act.

Individual General Partners

        The Individual General Partners provide overall guidance and supervision with respect to the operations of the Retirement Fund and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Individual General Partners supervise the Managing General Partner and must, with respect to any Mezzanine Investment transactions, either certify that it meets the Retirement Fund investment guidelines or specifically approve it as a non-Guideline Investment or Bridge Investment. In addition, if a Portfolio Company is in default of performance of a material provision of a lending agreement or has a ratio of operating cash flow to current cash fixed charges for its four most recent fiscal quarters of less than or equal to 1.1 to 1, the Independent General Partners are required to approve any material changes in the terms of investment in such Portfolio Company.

        Messrs. Alden, Bower, Feldberg and Lee have served as Individual General Partners of the Retirement Fund and Fund II since 1989. Each Individual General Partner shall hold office until his removal or withdrawal pursuant to the provisions of the Retirement Fund's Partnership Agreement.

     Mr.  Alden,  age 73, is a  director  of Augat  Inc.,  Colgate  -  Palmolive
Company, Digital Equipment Corporation, Intermet Corporation, and Sonesta International Hotels Corporation. Mr. Alden also serves as Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Counsel General of the Royal Kingdom of Thailand. Mr. Alden also serves as an Individual General Partner of ML-Lee Acquisition Fund, L.P. ("Fund I") since its inception in 1987.

     Mr. Bower, age 57, is the Donald Kirk David Professor of Business Administration, Chairman of the Doctoral Programs and Director of Research at the Harvard University Graduate School of Business Administration. He has served as a faculty member of the University since 1963. Mr. Bower is also a director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta International Hotels Corporation and The Lincoln Foundation. Mr. Bower serves as trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music. Mr. Bower also serves as an Individual General Partner of Fund I since its inception in 1987.

     Mr. Feldberg, age 71, is director of The TJX Companies, Inc., and Waban Inc. He also serves as a Trustee of Brandeis University. Mr. Feldberg also serves as an Individual General Partner of Fund I since its inception in 1987.

     Mr. Lee, age 52, founded the Thomas H. Lee Company in 1974 and since that time has served as its Chief Executive Officer. Mr. Lee also is Chairman and a Trustee of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II, L.P., the respective investment advisers to Fund I and the Funds, and is Individual General Partner of THL Equity Advisors Limited Partnership, the investment adviser to Thomas H. Lee Equity Partners, L.P. which participates in equity or equity-related investments of certain companies acquired by the respective funds. In addition, Mr. Lee serves as an Individual General Partner of Fund I since its inception in 1987.

     From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank's high technology lending group from 1968 to 1974 and became a Vice President in 1973. Prior to 1966, Mr. Lee was a Securities Analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves as a director of Autotote Corporation, J. Baker, Inc., Finlay Fine Jewelry Corporation, General Nutrition Companies, Inc., Health o meter Products, Inc., Playtex Products Inc. and Snapple Beverage Corp. Mr. Lee was Chairman of Hills Department Stores, Inc. and Hills Stores Company from 1990 to 1993. In February 1991, Hills Department Stores, Inc. and Hills Stores Company filed for protection under Chapter 11 of the Federal Bankruptcy Code.

        Mr. Lee is a trustee of Brandeis University (Vice Chairman), Museum of Arts (Boston), the Wang Center for the Performing Arts and Boston's Beth Israel Hospital (Vice Chairman). Mr. Lee is also an overseer of Boston Symphony Orchestra and New England Conservatory of Music, a member of the Dean's Council and an Executive Committee Member of the Committee on University Resources at Harvard University and a member of the Corporation of Belmont Hill School.

The Investment Adviser

        The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and the Retirement Fund dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for the Retirement Fund. The Investment Adviser received an Investment Advisory Fee in compensation for these services outlined in Note 7 to the Financial Statements.

     Certain officers of the Lee Company have been designated as trustees and executive officers of T. H. Lee Mezzanine II, the administrative general partner of the Investment Adviser.

                                    Title

         Thomas H. Lee              Chairman, Trustee

         John W. Childs             President, Trustee

         Thomas R. Shepherd         Executive Vice President

         David V. Harkins           Senior Vice President, Trustee

         C. Hunter Boll             Vice President

         Scott A. Schoen            Vice President

         Wendy L. Masler            Treasurer, Clerk

        Information concerning Mr. Lee is set forth above.

        John W. Childs, age 54, is the founder of J.W. Childs Associated, L.P., Mr. Childs was a Senior Managing Director of the Thomas H. Lee Company ("Lee Company"), from 1987 to 1995. For the 17 years prior to joining the company, Mr. Childs was with the Prudential Insurance Company of America where he was most recently Senior Managing Director in charge of the Capital Markets Group. In that position he was responsible for Prudential's approximately $77 billion fixed income portfolio, including all of the Capital Markets Group's investments in leveraged acquisitions. Mr. Child's past positions at Prudential include, from 1982 to 1984, Senior Vice President of PruCaptial, Inc., a Prudential subsidiary; from 1981 to 1982, Vice President, responsible for private placements of the Capital Markets Group; and from 1980 to 1981, Vice President in Corporate Finance of the Capital Markets Group. Mr. Childs serves as President and Trustee of Thomas H. Lee Advisors I ("Advisors I"), the investment advisor to Fund I. Mr. Childs is a director of General Nutrition Companies, Inc., Health o meter, Inc., and Snapple Beverage Corp. Mr. Childs also serves as Chairman of the Jane Coffin Childs Fund for medical research.

     Mr. Shepherd, age 66, has been engaged as a consultant to the Thomas H. Lee Company since 1986 and is currently a Managing Director. Mr. Shepherd is currently a director of General Nutrition Companies, Inc., Health o meter, Inc. and Playtex Products, Inc. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II. Previously, Mr. Shepherd was Chairman of Amerace Corporation from 1986 to 1988 and President of GTE (Sylvania) Lighting Products Group from 1983 to 1986. Mr. Shepherd served as President of North American Philips Commercial Electronics Corporation from 1981 to 1983 and from 1979 to 1981, he served as Senior Vice President and general manager of GTE Entertainment Products Group.

     Mr. Harkins, age 56, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. He served as President of Massachusetts Capital Corporation and Masscap Investment Company, Inc. from 1976 to 1983, and as President of First American Investment Company, Inc. from 1982 to 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisor I. He also is a director of EquiCredit Corporation, Kevlin Microwave Corp., National Dentex Corporation and Stanley Furniture Corp.

     Mr. Boll, age 40, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company. Prior to joining the Lee Company, he worked as a consultant with The Boston Consulting Group from 1984 to 1986, and was Assistant Vice President of the Energy and Minerals Division of Chemical Bank from 1977 to 1982. Mr. Boll is a Vice President of Advisors I and a director of Snapple Beverage Corp., Stanley Furniture Corp. and Big V Supermarkets, Inc.

     Mr. Schoen, age 37, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Prior to joining the Lee Company he was an Associate in the Private Finance
Department of Goldman, Sachs & Co. from 1984 to 1986. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a director of First Alert, Inc., Health o meter Products, Inc. and LaSalle Reinsurance Limited.

     Ms. Masler, age 42, has been Treasurer of the Lee Company since 1984. From 1981 to 1984 she was employed by Paine Webber Properties Incorporated and prior to that she was a Senior Auditor with Touche Ross & Co. Ms. Masler is also Treasurer and Clerk of Advisors I.

The Managing General Partner

        The Managing General Partner is a limited partnership in which ML Mezzanine II Inc. is the sole general partner and the Investment Adviser is the limited partner. The Managing General Partner is responsible for the supervision of the Retirement Fund's investments.

        The executive officers of ML Mezzanine II Inc. are as follows:

                                    Title

         Kevin K. Albert            Chairman and President

         Robert Aufenanger          Executive Vice President, Director

         James V. Caruso            Executive Vice President, Director

         Rosalie Y. Goldberg        Vice President, Director

         Audrey L. Bommer           Vice President, Treasurer

         Roger F. Castoral, Jr.     Assistant Treasurer


        Kevin Albert, age 43, a Vice President and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") joined Merrill Lynch in 1981. Mr. Albert is the manager of the Equity Private Placement Group of ML Investment Banking and is involved in structuring, marketing and closing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert has a B.A. and an M.B.A. from the University of California, Los Angeles. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of the Managing General Partner and a joint venture of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of the Managing General Partner and the managing general partner of the general partners of Delphi Film Associates, Delphi Film Associates III, IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of the General Partner and a joint venture in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of MLL Antiquities Inc. ("MLL Antiquities"), an affiliate of the Managing General Partner and the administrative general partner of The Athena Fund II, L.P.; ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of the General Partner and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of the Managing General Partner and the general partner of the managing general partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership; a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of the general partner and the general partner of the General Partner of ML Technology Ventures, L.P.; and a director of MLL Collectibles Inc. ("MLL Collectibles"), an affiliate of the General Partner and the administrative general partner of The NFA World Coin Fund, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

     Robert Aufenanger, age 42, a Vice President of Merrill Lynch & Co. Corporate Strategy Credit and Research and a Director of the Partnership
Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr.
Aufenanger is also a director of, ML Media, ML Film, ML Opportunity, MLL Antiquities, ML Mezzanine, ML Venture, ML R&D and MLL Collectibles. Mr. Aufenanger is an executive officer of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994, both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P., a limited partnership of which Mid Miami, Inc. is the general partner, filed voluntary petitions for protection form creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

     James V. Caruso, age 44, a Director in the Investment Banking Group of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), joined Merrill Lynch in 1975. Since June 1992, Mr. Caruso has served as Manager of
Merrill Lynch's Partnership Analysis & Management Department, which is responsible for accounting and the ongoing administration and operations of more than 150 investment limited partnership as well as the Merrill Lynch affiliated entities that manage or administer such partnerships. He serves as a director of ML Mezzanine Inc., ML Eneregy Investments, Inc. and KECALP Inc. an affiliate of the MGP and general partner.


     Rosalie Y. Goldberg, age 58, serves as Vice President of Merrill Lynch Private Client, Manager of the Special Investments Group, Vice President and Director of ML Mezzanine Inc. and Director of MLL Antiquities and MLL Collectibles. Ms. Goldberg joined Merrill Lynch & Co. in 1975.

        Audrey L. Bommer, age 29, joined ML Investment Banking in 1994 and serves as treasurer and controller to the Funds. Ms. Bommer manages all accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Management Department. She also serves as Vice President and Treasurer of ML Mezzanine II, Inc.

        Roger F. Castoral, Jr., age 28, joined Merrill Lynch Investment Banking in 1995 and serves as Assistant Treasurer and controller to the funds. Mr. Castoral is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Management Department and serves as Assistant Treasurer of ML-Mezzanine II, Inc.

The Fund Administrator

        ML Fund Administrators Inc., a Delaware corporation and a subsidiary of Merrill Lynch & Co., Inc., is responsible for the provision of administrative services necessary for the operation of the Funds. The Fund Administrator receives Fund Administration Fees in compensation an reimbursement for a portion of administrative expenses paid on behalf of the Fund for services as outlined in Note 8 to the Financial Statements.

        The Fund Administrator is responsible for the day-to-day administrative affairs of the Funds and for the management of the accounts of Limited Partners. The Fund Administrator also provides the Funds, at the Fund Administrator's expense, with office space, facilities, equipment and personnel necessary to carry out its obligations under the Administrative Services Agreement.

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. The Retirement Fund paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg each $27,789, for their services as Independent General Partners in 1995.

        The information with respect to the allocation and distribution of the Retirement Fund's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $4,472,080 with respect to 1995, including Incentive Fees of $4,396,764 that it distributed, $4,176,926 to the Investment Adviser and $219,838 to ML Mezzanine II Inc.

        The information with respect to the Management Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, the Retirement Fund paid the Investment Adviser $1,063,604 with respect to 1995.

        The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administration Service Agreement, the Retirement Fund paid the Fund Administrator a total of $727,248 in 1995.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        As of March 15, 1996, Common Fund is the only entity known to the management of the Retirement Fund which may be deemed to be a beneficial owner of more than five percent of the outstanding units of the Retirement Fund. As of March 15, 1996, the Common Fund owns 21,448 Units of the outstanding Units of limited partnership interest or 12.08% of the Retirement Fund. The Common Fund is located at 363 Reef Road, P.O. Box 940, Fairfield, CT 06430. Mr. Bower owns 11 units of the Retirement Fund.

        There exists no arrangement known to the Retirement Fund, the execution of which may at a subsequent date result in a change of control of the Retirement Fund.

Item 13.   Certain Relationships and Related Transactions

        The Retirement Fund's investments generally are made as co-investments with Fund II. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by the Retirement Fund may involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Retirement Fund's expectation of engaging in such co-investments, the Retirement Fund together with Fund II and Fund I, sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. The Retirement Fund's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

        Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of the Retirement Fund and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. Of the total of eleven Managed Companies of the Funds, eight paid management fees to Thomas H. Lee Company ranging from $120,000 to $270,000 for the fiscal year ended December 31, 1995. In addition, certain of the Managed Companies have contractual or other relationships pursuant to which they do business with one another.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and pension plan services and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1995 for providing such services to Managed Companies in which the Funds have a material interest (other than those specifically set forth below) was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

        During 1995, the Retirement Fund paid Managing General Partner distributions totalling $4,472,080 (which includes $4,396,764 of incentive fees and $75,316 with respect to its interest in the Retirement Fund). Of this incentive fee amount, 95% or $4,176,926 was paid to the Investment Advisor and the remaining 5% totalling $219,838 was paid to ML Mezzanine Inc. As of December 31, 1995, the Managing General Partner has earned $24,110,044 in Incentive Fees of which $5,211,680 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount was distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations would instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

CST Office Products, Inc.

         On March 22, 1996 the Retirement Fund sold its entire investment in CST Office Products, Inc. See Note 14 to the Financial Statements for further information.

         As of December 31, 1995 the Retirement Fund, Fund II and the Lee Affiliates owned 11.9%, 22.3% and 65.9%, respectively, of the common equity of CST on a fully diluted basis.

EquiCredit

         On January 27, 1995, the Retirement Fund sold its entire investment in Equicredit, consisting of 259,474 shares of Common Stock, realizing a gain of $7,623,346 on an original investment of $679,822.

         Prior the sale of the EquiCredit Investment, the Retirement Fund, Fund II and the Affiliates held 2.4%, 2.2% and 10.7%, respectively, of the common equity of EquiCredit on a fully diluted basis.

First Alert

         As of December 31, 1995, the Retirement Fund, Fund II and the Lee Affiliates hold 2,058,474, 2,281,524 and 10,102,268 shares, respectively, of First Alert common stock, representing 8.1%, 8.9%, and 39.6%, respectively, of its common equity on a fully-diluted basis.

     David V. Harkins, Scott A. Schoen and Anthony J. DiNovi, officers of the Investment Adviser to the Funds, serve as directors of First Alert.

Ghirardelli

         On May 12, 1995, the Retirement Fund made a follow-on investment in Ghirardelli Holdings Corp. for a total of $1,864,800. The Retirement Fund received 15,984 shares of Series A Preferred Stock for $1,598,400 and 84,039 additional shares of Common Stock for $266,400.

         As of December 31, 1995 the Retirement Fund and Fund II and the Lee Affiliates hold 540,892 and 616,839 and 3,476,250 shares, respectively, of Ghirardelli's common shares which represents 10.6%, 9.3% and 59.8% of equity on a fully diluted basis.


         On February 14, 1996, Ghirardelli Holdings Corporation ("Ghirardelli"), Ghirardelli Chocolate Company, and all of the equityholders of Ghirardelli, including the Funds and certain Lee Affiliates, executed a Stock Purchase
Agreement.   Please  see  Note  14  to  the  Financial  Statements  for  further information.

Petco Animal Supplies, Inc.

        On April 27, 1995, Petco completed a public offering of approximately $3.6 million shares of common stock (the "Petco Offering") at a net price of $19.71 per share. As part of the Petco Offering the Retirement Fund sold 64,151 (including shares sold as a result of the exercise of the underwriters' overallotment option) representing 51% of its Petco holdings. The Retirement Fund received proceeds of $1.3 million and realized a gain of $212,949 on the sale of the equity.

        As of December 31, 1995, the Retirement Fund and Fund II, hold 62,379 shares and 116,825 shares of Petco common stock, respectively. In addition, Fund I holds 981,748 shares of Petco common stock, and the Lee Affiliates, in the aggregate, hold 10,764 shares of Petco common stock. As of such date, Fund I, Fund II, the Retirement Fund and the Lee Affiliates, respectively, hold 11.0%, 1.3%, .7% and .1% of the common equity of Petco.

     C. Hunter Boll, an officer of the Investment Adviser to Fund I, Fund II and the Retirement Fund, serves as a director of Petco.


Playtex Products Inc.

     On October 17, 1995 Playtex Products, Inc. and Banana Boat Holding Corp. entered an Agreement and Plan of Merger (the "Agreement") pursuant to which Playtex agreed to acquire all of the outstanding equity of Banana Boat that it did not already own. In accordance with the Agreement, the 12.5% Subordinated Note held by the Retirement Fund, plus all accrued interest, was paid in full by Playtex upon consummation of the merger. Additionally, the Retirement Fund received net proceeds of $173.55 per share for each of the 8,218.5 Common Stock Purchase Warrants that were exercised pursuant to the Agreement. As a result, on October 31, 1995, the Retirement Fund received total proceeds of $10.7 million which resulted in a gain of $1.4 million.

     On June 6, 1995, Playtex sold 20,000,000 of newly issued Common Stock, or approximately 40% of its outstanding equity, to an investment group led by Hass Wheat Harrison Inc. for $9.00 per share, or $180 million (the "Haas Investment"). None of Playtex's existing shareholders, including the Retirement Fund or the Lee Affiliates, sold any of their stock in connection with the Haas Investment. An affiliate of Merrill Lynch & Co., Inc. has approximately a 4% capital interest as a limited partner in the limited partnership that made the Haas Investment.

        As of December 31, 1995, the Retirement Fund holds 183,560 shares of the common stock of Playtex and Fund II holds 343,726 shares of Playtex common stock. In addition, Fund I holds 1,406,204 shares of Playtex common stock and the other Lee Affiliates hold 2,249,288 shares. The Retirement Fund, Fund II, Fund I and the other Lee Affiliates own, respectively, .3%, .6%, 2.6%, and 4.2% of the fully diluted common equity of Playtex.

     Thomas H. Lee, who is an Individual General Partner of the Funds and the Chairman and an officer of the Investment Adviser, serves as director of Playtex.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)  Financial Statements, Financial Statement Schedules and Exhibits

           Financial Statements and Financial Statement Schedules

See Item 8.  "Financial Statements and Supplementary Data Table of Contents"

         Exhibits

 3.1     Amended and Restated Certificate     Incorporated by reference
         of Limited Partnership, dated as     to Exhibit 3.1 to
         of August 25, 1989                   registrant's Registration
                                              Statement on Form N-2
                                              number 33-25816.

 3.2     Amended and Restated Agreement of    Incorporated by reference
         Limited Partnership, dated           to Exhibit 3.2. to
         November 10, 1989 Amendment No. 1,   registrant's Annual Report
         dated January 30, 1990.              of Form 10-K for the year
                                              ending December 31, 1989.

10.1     Investment Advisory Agreement,       Incorporated by reference
         dated November 10, 1989 by and       to Exhibit 10.1 to
         between Registrant, Thomas H. Lee    registrant's Annual Report
         Advisors II, L.P. and Thomas H.      of Form 10-K for the year
         Lee Company.                         ended December 31, 1991.

10.2     Custodian Agreement, dated           Incorporated by reference
         November 10, 1989, by and between    to Exhibit 10.2 to
         Registrant and State Street Bank     registrant's Annual Report
         and Trust Company.                   of Form 10-K for the year
                                              ended December 31, 1991.

10.3     Administrative Services Agreement,   Incorporated by reference
         dated November 10, 1989 by and       to Exhibit 10.3 to
         between Registrant and ML Fund       registrant's Annual Report
         Administrators Inc.                  of Form 10-K for the year
                                              ended December 31, 1991.

27       Financial Data Schedule for the      Filed Herewith.
         year ended December 31, 1995

28       Pages 21-91 of the Prospectus        Incorporated by reference
         dated September 6,1989, filed        to Exhibit 28 to
         pursuant to  Rule 497(b) under the   registrant's Annual Report
         Securities Act of 1933.              of Form 10-K for the year
                                              ended December 31, 1991.

(b) Forms 8-K
    None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 1996.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II, Inc.,
                                   its General Partner



                                   /s/ Kevin K. Albert
Dated:  March 29, 1996             Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   a General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 29th day of March, 1996.


Signature                    Title


/s/ Kevin K. Albert          ML Mezzanine II, Inc.
Kevin K. Albert              President and Director
                             (Principal Executive Officer of Registrant)

/s/ Vernon R. Alden          Individual General Partner
Vernon R. Alden              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Audrey Bommer            ML Mezzanine II, Inc.
Audrey Bommer                Vice President and Treasurer
                             (Principal Financial Officer of Registrant)

/s/  Joseph L. Bower         Individual General Partner
Joseph L. Bower              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Roger F. Castoral, Jr.   ML Mezzanine II, Inc.
Roger F. Castoral, Jr.       Assistant Treasurer
                             (Principal Accounting Officer of Registrant)

/s/ Stanley H. Feldberg      Individual General Partner
Stanley H. Feldberg          ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Thomas H. Lee            Individual General Partner
Thomas H. Lee                ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:    Mezzanine Investments II, L.P.
                                    Managing General Partner

                             By:    ML Mezzanine II, Inc.,
                                    its General Partner




Dated:  March 29, 1996              Kevin K. Albert
                                    President, ML Mezzanine II Inc.,
                                    a General Partner of Mezzanine
                                    Investments II, L.P., the Managing
                                    General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 29th day of March, 1996.


Signature                      Title


_____________________          ML Mezzanine II, Inc.
Kevin K. Albert                President and Director
                               (Principal Executive Officer of Registrant)

_____________________          Individual General Partner
Vernon R. Alden                ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          ML Mezzanine II Inc.
Audrey Bommer                  Vice President and Treasurer
                               (Principal Financial Officer of Registrant)

______________________         Individual General Partner
Joseph L. Bower                ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          ML Mezzanine II Inc.
Roger F. Castoral, Jr.         Assistant Treasurer
                               (Principal Accounting Officer of Registrant)

_____________________          Individual General Partner
Stanley H. Feldberg            ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          Individual General Partner
Thomas H. Lee                  ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.