Form 10-Q
period 1996-03-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1996-05-15
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1996

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

            Name of each exchange onwhich registered: Not Applicable Securities registered pursuant to Section 12(g) of the Act:

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1996 and
  December 31, 1995

Statements of Operations - For the Three Months
  Ended March 31, 1996 and 1995

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1996 and 1995

Statements of Cash Flows - For the Three Months
  Ended March 31, 1996 and 1995

Statement of Changes in Partners' Capital at
  March 31, 1996

Schedule of Portfolio Investments - March 31, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses -
  (Schedule 1)

Supplemental Schedule of Unrealized Appreciation and Depreciation - (Schedule 2)

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II. Other Information

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                    (DOLLARS IN THOUSANDS)

                                                              Unaudited
                                                           March 31, 1996     December 31, 1995
                                                          ------------------  ------------------

ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $55,845
      at March 31, 1996 and $63,435 at December 31, 1995)    $   52,499           $    62,874
    Non-Managed Companies (amortized cost $24,932
      at March 31, 1996 and $24,931 at December 31, 1995)        12,633                16,970
    Temporary Investments, at amortized cost (cost $22,750
      at March 31, 1996 and $8,202 at December 31, 1995)         22,768                 8,218
Cash                                                                  1                     1
Accrued Interest Receivable - Note 2                                826                 1,237
Prepaid Expenses                                                      3                     4
                                                             ==========           ===========
TOTAL ASSETS                                                 $   88,730           $    89,304
                                                             ==========           ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                      $      125           $       311
    Reimbursable Administrative Expenses Payable                     23                    46
    Independent General Partners' Fees Payable - Note 9              27                    45
    Deferred Interest Income - Note 2                               318                   426
                                                             ----------           -----------
Total Liabilities                                                   493                   828
                                                             ----------           -----------

Partners' Capital - Note 2
    Individual General Partner                                       28                    28
    Managing General Partner                                      5,591                 4,897
    Limited Partners (177,515 Units)                             82,618                83,551
                                                             ----------           -----------
Total Partners' Capital                                          88,237                88,476
                                                             ==========           ===========
TOTAL LIABILITIES AND PARTNERS' CAPITAL                      $   88,730           $    89,304
                                                             ==========           ===========


                             See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)
                                                                    For the 3 Months Ended
                                                           ----------------------------------------
                                                            March 31, 1996        March 31, 1995
                                                           ------------------   -------------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                         $   5,381            $    1,774
Discount                                                               123                     6
Dividends                                                               39                     -
                                                                 ---------            ----------
    TOTAL INCOME                                                 $   5,543            $    1,780
                                                                 ---------            ----------
EXPENSES:
Investment Advisory Fee - Note 7                                       230                   272
Fund Administration Fee - Note 8                                       142                   152
Legal and Professional Fees                                            463                   115
Reimbursable Administrative Expenses-Note 8                              5                     -
Independent General Partners' Fees and Expenses - Note 9                77                    40
Insurance Expense                                                        1                     1
                                                                 ---------            ----------
    TOTAL EXPENSES                                                     918                   580
                                                                 ---------            ----------

NET INVESTMENT INCOME                                                4,625                 1,200

Net Realized Gain on Investments - Note 4 and Schedule 1             2,278                 7,623
Net Change in Unrealized Appreciation (Depreciation)
  from Investments Note 5 and Schedule 2:
  Publicly Traded Securities                                        (2,784)              (16,480)
  Nonpublic Securities                                              (4,338)               (1,579)
                                                                 ---------            ----------
SUBTOTAL                                                            (7,122)              (18,059)
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                           (219)               (9,236)
Less:  Incentive Fees to Managing General Partner                     (695)               (6,922)
                                                                 ---------            ----------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                   $    (914)           $  (16,158)
                                                                 =========            ==========



                   See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CHANGES IN NET ASSETS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)

                                                           For the 3 Months Ended
                                                   ----------------------------------------
                                                     March 31, 1996       March 31, 1995
                                                   -------------------- -------------------

FROM OPERATIONS:

Net Investment Income                                  $      4,625          $    1,200
Net Realized Gain on Investments                              2,278               7,623
Net Change in Unrealized Depreciation
   From Investments                                          (7,122)            (18,059)
                                                       ------------          ----------
Net Decrease in Net Assets Resulting
   from Operations                                             (219)             (9,236)
Cash Distributions to Partners                                  (20)             (8,582)
                                                       ------------          ----------
Total Increase (Decrease)                                      (239)            (17,818)


NET ASSETS:

Beginning of Year                                            88,476             133,591
                                                       ------------          ----------

End of Period                                          $     88,237          $  115,773
                                                       ============          ==========

               See the Accompanying Notes to Financial Statements.

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)
                                                                   For the 3 Months Ended
                                                              March 31, 1996     March 31, 1995
                                                             ------------------ ------------------

Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                          $   5,907          $   1,267
  Fund Administration Fee                                               (142)              (152)
  Investment Advisory Fee                                               (230)              (272)
  Independent General Partners' Fees and Expenses                        (94)               (70)
  (Purchase) Sale of Temporary Investments, Net                      (14,548)              (339)
  Proceeds from Sales of Portfolio Company Investments                 9,804              8,303
  Reimbursable Administrative Expense                                    (28)               (31)
  Legal and Professional Fees                                           (649)              (122)
                                                                   ---------          ---------
    Net Cash Provided by Operating Activities                             20              8,584
                                                                   ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                         (20)            (8,582)
                                                                   ---------          ---------
    Net Cash Applied to Financing Activities                             (20)            (8,582)
                                                                   ---------          ---------
  Net Increase in Cash                                                     -                  2
  Cash at Beginning of Period                                              1                  1
                                                                   ---------          ---------
  Cash at End of Period                                            $       1          $       3
                                                                   =========          =========

RECONCILIATION OF NET INVESTMENT INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                              $   4,625          $   1,200
                                                                   ---------          ---------
Adjustments to Reconcile Net Investment Income to
  Net Cash Provided by Operating Activities:
  (Increase) Decrease in Investments                                  (7,022)               341
  (Increase) Decrease in Accrued Interest Receivables                    364               (513)
  Decrease in Prepaid Expenses                                             1                  1
  Decrease in Legal and Professional Fees Payable                       (186)                (7)
  Decrease in Reimburseable Administrative
    Expenses Payable                                                     (23)               (31)
  Decrease in Independent General Partners' Fees Payable                 (17)               (30)
  Net Realized Gains on Sales of Investments                           2,278              7,623
                                                                   ---------          ---------
Total Adjustments                                                     (4,605)             7,384
                                                                   ---------          ---------
Net Cash Provided by Operating Activities                          $      20          $   8,584
                                                                   =========          =========

                      See the Accompanying Notes to Financial Statements.

                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)

                                                Individual    Managing
                                                  General      General     Limited
                                                  Partner      Partner     Partners        Total
                                                ------------ -------------------------  -------------

FOR THE 3 MONTHS ENDED MARCH 31, 1996
Partners' Capital at January 1, 1996              $      28     $  4,897   $   83,551     $   88,476
Allocation of Net Investment Income                       1          708        3,916          4,625
Allocation of Net Realized Gain on Investments            1            6        2,271          2,278
Allocation of Net Change in Unrealized
  Depreciation From Investments                          (2)         (20)      (7,100)        (7,122)
Cash Distributions to Partners                            -            -          (20)           (20)
                                                  =========     ========   ==========     ==========
PARTNERS' CAPITAL AT MARCH 31, 1996               $      28     $  5,591   $   82,618     $   88,237
                                                  =========     ========   ==========     ==========



                 See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                           SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     MARCH 31, 1996
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)

                                                                                                                Value      Total
 Principal                                                                             Investment Investment    Fair       % Of
Amount/Shares                                    Investment                              Date       Cost(e)   (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)
$3,133            Anchor Advanced Products, Inc., Sr. Sub. Nt. 11.67% due 04/30/00 (c)  04/30/90   $3,133      $3,133
$4,178            Anchor Advanced Products, Inc., Jr. Sub. Nt. 17.5% due 04/30/00 (c)   04/30/90    4,178       4,178
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      827         827
132,290 Warrants  Anchor Holdings, Inc., Common Stock Purchase Warrants(d)              04/30/90        0           0
                    (13.9% of fully diluted common equity assuming exercise
                     of warrants)                                                                   8,138       8,138        9.26

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                    (8.8% of fully diluted common equity)                                           9,156       9,156       10.42

                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0
                                                                                                        0           0        0.00

                           See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                           SCHEDULE OF PORTFOLIO INVESTMENTS
                                                   MARCH 31, 1996
                                              (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                                               Fair       % Of
  Principal                                                                             Investment Investment  Value      Total
 Amount/Shares                 Investment                                                 Date       Cost(e)  (Note 2)  Investments
                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                   07/31/92  $3,680    $15,400
                    (8.9% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0
                                                                                                     3,680     15,400      17.52

                  GHIRARDELLI HOLDINGS CORPORATION(b) - Note 14
$5,328            Ghirardelli Holdings Corporation, 13% Subordinated Note due 03/31/02(c) 03/31/92   5,328      5,328
532,800 Shares    Ghirardelli Holdings Corporation, Common Stock(d)                       03/31/92   1,066      1,066
84,039 Shares     Ghirardelli Holdings Corporation, Common Stock(d)                       05/12/95     266        266
15,984 Shares     Ghirardelli Holdings Corporation, Series A Preferred Stock(d)           05/12/95   1,598      1,598
                    (10.6% of fully diluted common equity)
                    $7,992 Sr. Bridge Note
                    Purchased 03/31/92                     $7,992
                    Repaid 06/11/92                        $7,992
                    Realized Gain                          $    0
                                                                                                     8,258      8,258       9.39

                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                               04/03/90   16,153      2,877
33,427 Shares     Hills Stores Company, Common Stock(a)(h)                               08/21/95    2,418        393
                    (2.5% of fully diluted common equity)                                           18,571      3,270       3.72

               See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       MARCH 31, 1996
                                                   (DOLLARS IN THOUSANDS)
                                                         (UNAUDITED)

                                                                                                                Fair       % Of
   Principal                                                                           Investment Investment   Value      Total
 Amount/Shares                 Investment                                                 Date     Cost(e)    (Note 2)  Investments
                  PETCO ANIMAL SUPPLIES, INC. (b) - Notes 5,14
62,379 Shares     Petco Animal Supplies, Common Stock(a)(d)(f)                          Various    $1,023   $  2,791
                    (.7% of fully diluted common equity)
                    $28 14% Sr. Sub. Bridge Notes
                    Purchased various                       $   28
                    Repaid 04/19/91                         $   28
                    Realized Gain                           $    0
                    $900 12.5% Sr. Sub. Notes
                    Purchased various                       $  900
                    Repaid 03/28/94                         $  900
                    Realized Gain                           $    0
                    64,151 Shares Common Stock
                    Purchased Various                       $1,052
                    Sold 04/26/95                           $1,265
                    Total Realized Gain                     $  213
                                                                                                    1,023      2,791        3.17

                  PLAYTEX PRODUCTS, INC.(b) - Note 5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                           03/29/90     2,830      1,331
                    (0.3% of fully diluted common equity)
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 09/28/90                           $3,925
                    Realized Gain                           $    9
                    45,323 Shares Common Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29
                                                                                                    2,830      1,331        1.51

                              See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      MARCH 31, 1996
                                                 (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                                               Fair       % Of
   Principal                                                                           Investment Investment   Value      Total
 Amount/Shares                 Investment                                                Date       Cost(e)  (Note 2)  Investments
                  RESTAURANTS UNLIMITED
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                   06/03/94   $ 3,956    $ 3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                       06/03/94         0          0
                    (1.4% of fully diluted common equity)                                            3,956      3,956      4.50

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
18,511 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                   06/30/91       233        199
                    (0.4% of fully diluted common equity)                                              233        199      0.23

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                            $55,845    $52,499     59.72

               See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     MARCH 31, 1996
                                                 (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                                                                                Fair      % Of
  Principal                                                                            Investment Investment   Value      Total
 Amount/Shares                 Investment                                                Date       Cost(e)   (Note 2) Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94   $  443     $  455
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94       62         62
26,218 Warrants   Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94        9          9
                                                                                                      514        526         0.60
                  FITZ AND FLOYD/SILVESTRI (b) - Notes 5,6,14
$6,719            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           03/31/93    6,709      1,600
$1,581            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           07/30/93    1,578        376
988,144 Shares    FF Holding Co., Common Stock(d)                                       03/31/93       10          0
336,364 Shares    FF Holding Co., Common Stock(d)                                       07/30/93        3          0
337,155 Shares    FF Holding Co., Common Stock(d)                                       12/22/94        0          0
                                                                                                    8,300      1,976         2.25

                  FLA. ORTHOPEDICS, INC - Notes 5,6,12
$3,158            FLA. Acquisition Corp., 12.5% Sub, Nt. due 07/31/99(c)(g)             08/02/93    3,158          0
78,960 Shares     FLA. Holdings, Inc. Common Stock (d)                                  08/02/93      987          0
47,376 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93        0          0
                                                                                                    4,145          0         0.00

               See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                              SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      MARCH 31, 1996
                                                 (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                                                                               Fair       % Of
   Principal                                                                           Investment Investment   Value      Total
 Amount/Shares                 Investment                                                 Date       Cost(e)  (Note 2) Investments
                  NATIONAL TOBACCO COMPANY, L.P.
$3,997            National Tobacco Company, 13% Sub. Nt. due 10/15/98(c)                04/14/92    $ 3,997   $ 3,997
$131              National Tobacco Company, 16% Sub. Nt. due 10/15/98(c)(f)             06/30/93        131       131
$266              National Tobacco Company, Class A Partnership Int.(d)                 04/14/92        266       266
                                                                                                      4,394     4,394       5.00
                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997     2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568     2,782
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          0         0
                                                                                                      7,565     5,737       6.53

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $24,918   $12,633      14.38


                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                   Various       47,138    35,853      40.79
                  Partnership Interest                                                 04/14/92         267       267       0.30
                  Preferred Stock, Common Stock, Warrants and Stock Rights             Various       33,358    29,012      33.01

                  TOTAL MEZZANINE INVESTMENTS                                                       $80,763  $ 65,132      74.10

               See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                           SCHEDULE OF PORTFOLIO INVESTMENTS)
                                                   MARCH 31, 1996
                                                (DOLLARS IN THOUSANDS)
                                                      (UNAUDITED)
                                                                                                            Fair       % Of
 Principal                                                                         Investment  Investment   Value      Total
Amount/Shares              Investment                                                 Date       Cost(e)  (Note 2)  Investments
              TEMPORARY INVESTMENTS

              CERTIFICATES OF DEPOSIT AND TIME DEPOSIT
$ 395         Banque National de Paris, 5.20% due 04/29/96 - Note 12                03/29/96   $   395  $    395
              TOTAL INVESTMENT IN CERTIFICATES OF DEPOSITS                                         395       395       0.45

              COMMERCIAL PAPER
$10,000       Ford Motor Credit, 5.37% due 04/09/96                                 03/25/96     9,978     9,988
$ 4,490       General Electriec Credit Corp., 5.37% due 04/09/96                    03/25/96     4,480     4,484
$ 7,898       State Street Repo, 4.8750%, due 04/01/96                              03/29/96     7,898     7,901

              TOTAL INVESTMENT IN COMMERCIAL PAPER                                              22,356    22,373      25.45

              TOTAL TEMPORARY INVESTMENTS                                                     $ 22,751  $ 22,768      25.90

              TOTAL INVESTMENT PORTFOLIO                                                      $103,514  $ 87,900     100.00%



(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $13 for Mezzanine Investments and $15 for
     Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Non-income producing equity security.

               See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                                (UNAUDITED)


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


      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at March 29, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.


Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1996 and December 31, 1995, the Retirement Fund has in its portfolio of investments $635,488 and $739,601, respectively, of payment-in-kind notes which excludes $410,328 and $4,298,447, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of March 31, 1996 and December 31, 1995, the Retirement Fund has in its portfolio of investments $1,224,548 of payment-in-kind equity.


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

Interim Financial Statements

    The financial information included in this interim report as of March 31, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

     On March 22, 1996 by means of merger of Lee-CST Holding Corp. with an unaffiliated third party, the Retirement Fund sold its entire investment in CST Office Products ("CST") for total proceeds of $14.2 million. The Retirement Fund received an aggregate of $11.3 million for the $3,395,000 principal amount 12% senior subordinated note, the $3,395,000 principal amount 18% junior subordinated note, approximately $4 million in principal amount of 15% payment in kind subordinated notes issued with respect thereto, plus all outstanding accrued interest on these notes. Additionally, the Retirement Fund received $1.4 million, or $16 per share, for its common stock and $1.5 million, or $15.99 per share, for its common stock purchase warrants. The Retirement Fund realized a gain of $2.3 million, and additional interest income of $3.9 million for the payment in kind subordinated notes that were previously classified as non-accrual.


        On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of March 31, 1996, the reserve balance was reduced to $8.2 million due to follow-on investments of $153 in Petco Animal Supplies, $1.6 million in Fitz and Floyd, Inc., $128,270 in Fine Clothing, Inc., $2.5 million in Hills Stores and $1.9 million in Ghirardelli Holdings. Additionally, $5.7 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

5.  Unrealized Appreciation and Depreciation of Investments

    For the three months ended March 31, 1996, the Retirement Fund recorded net unrealized depreciation of $7,122,032 (of which $2,784,259 is net unrealized depreciation from publicly traded securities and $4,337,773 is net unrealized depreciation from non-public securities) compared to net unrealized depreciation of $18,059,157 for the same period in 1995. As of March 31, 1996, the Retirement Fund's cumulative net unrealized depreciation on investments totaled $15,644,464.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

6.  Non-Accrual of Investments

        In  accordance  with  the  Retirement  Fund's  Accounting   Policy,  the
following securities have been on non-accrual status since the date indicated:

        -  Fitz and Floyd/Silvestri Corporation, on January 1, 1994.
        -  FLA Orthopedics, Inc. on January 1, 1995.
        -  Stablex Canada, Inc. on June 29, 1995.

7.  Investment Advisory Fee

        The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the quarters ended March 31, 1996 and 1995, the Retirement Fund paid $229,858 and $272,229, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

        As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the three months ended March 31, 1996 and 1995, the Retirement Fund paid $142,391 and $151,924, respectively, in Fund Administration Fees.

        Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the three months ended March 31, 1996 and 1995, the Retirement Fund incurred $5,122 and $484, respectively, in reimbursable expenses.

9. Independent General Partners' Fees and Expenses

        As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the three months ended March 31, 1996 and 1995, the Retirement Fund incurred $76,876 and $40,068, respectively, in Independent General Partners' Fees and Expenses.

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

    For the three months ended March 31, 1996 and 1995, the Retirement Fund paid $27,817 and $31,025 to the Fund Administrator for reimbursable out-of-pocket expenses, respectively (please refer to Note 8 for further information).

    In the first quarter of 1996, the Retirement Fund paid Individual General Partner distributions totaling $5 and Managing General Partner distributions totaling $55. As of March 31, 1996, the Managing General Partner has earned a total of $24,805,436 in MGP Incentive Fees of which $5,211,680 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

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

    Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs' have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending motion. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The outcome of this case is not determinable at this time.

    On August 9, 1994, the same two Limited Partners as noted in the preceding paragraphs commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the defendants Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants separate motions to dismiss, which have now been fully briefed, are currently pending. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

    On November 2, 3 and 4, 1994, stockholders of Snapple Beverage Corp. commenced approximately twenty putative class actions in the Delaware Chancery Court, purportedly on behalf of all public stockholders of Snapple, against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., and some or all of Snapple's directors. Since then, the plaintiffs have filed a Consolidated Amended Complaint against Snapple, the Funds, Thomas H. Lee Equity Partners, L.P., some or all of Snapple's directors and Quaker Oats. The complaint alleges that the sale of Snapple to Quaker Oats was at an unfair price and in violation of the defendants' fiduciary duties to public stockholders. The plaintiffs sought an injunction against the merger transaction, an accounting for any damages suffered by the public stockholders, and attorneys' fees and related expenses. The Court on November 15, 1994 denied plaintiffs application to take expedited discovery and request to schedule a preliminary injunction hearing. In April 1996, the parties filed a stipulation of Dismissal with the Court. The Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements.

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

 12. Commitments

    On August 18, 1993, the Retirement Fund established a letter of credit from Banque Nationale de Paris in favor of FLA. Orthopedics, a Non-Managed portfolio company. The Retirement Fund posted as collateral a $394,800 Banque Nationale de Paris certificate of deposit which pays an interest rate of 5.20%. If the commitment is drawn upon, the Retirement Fund will receive additional subordinated notes and equity of FLA. Orthopedics. The letter of credit expired on May 1, 1996.

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

14. Subsequent Events

     On March 20, 1996, Petco Animal Supplies announced a 3-for-2 stock split effective April 15, 1996. On April 4, 1996 Petco filed a registration statement with the Securities and Exchange Commission for an offering of 3,333,333 shares of Common Stock, which has been adjusted to 5 million shares as a result of the stock split. Of the 5 million post-split shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Retirement Fund. The offering was effected on April 30, 1996 and the Retirement Fund sold its entire investment in Petco, which consisted of 93,568 shares of Common Stock and received net proceeds of $2,560,021 or $27.36 per share. The Retirement Fund realized a gain of $1,537,444 on the sale.

      Operating performance at Fitz & Floyd/Silvestri, Corp., a Non-Managed Company in the Retirement Fund's portfolio, while improving from 1994 has fallen substantially below plan. On March 29, 1996, Fitz & Floyd filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, and continued operating the business as debtor-in-possession. The Investment Adviser, Fitz & Floyd management and the senior lender, CIT, are working to restructure the company. As a result of such filing, the Retirement Fund has agreed to guarantee its pro rata share of up to $4,000,000 of debtor-in-possession financing for Fitz and Floyd.

      On April 1, 1996, the Retirement Fund sold its entire investment in Ghirardelli Holdings Corp. ("Ghirardelli")to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. The Retirement Fund received net proceeds from the sale of $10,850,078, which consisted of $5,624,296 as prepayment for the 13% Subordinated Note (including $118,696 of accrued interest), $3,480,667 for the common stock and $1,745,115 for the preferred stock (including $30,192 of accrued dividends). The sale resulted in a realized gain of $2,472,982 to the Retirement Fund.

     On April 26, 1996, the Individual General Partners approved a special second quarter 1996 cash distribution totaling $10,731,976 which represents net distributable capital proceeds from the sale of Ghirardelli (the "Ghirardelli Distribution") on April 1, 1996 (including return of capital of $8,258,654). The total amount distributed to the Limited Partners of record as of April 1, 1996 was $10,698,829 or $60.27 per Unit, which was distributed on May 3, 1996. The Managing General Partner received a total of $30,134 with respect to its interest in the Retirement Fund. Thomas H. Lee, as an Individual General Partner, received $3,013 with respect to his interest in the Retirement Fund.

     On April 26, 1996, the Individual General Partners approved the first quarter 1996 cash distribution totaling $14,561,742 which represents net distributable capital proceeds of $9,803,825 from the sale of CST (which includes return of capital of $7,485,854) net investment income of $4,680,936 from Mezzanine Investments and $76,981 income from Temporary Investments. The total amount distributed to the Limited Partners was $9,850,307 or $55.49 per Unit, which was distributed on May 3, 1996. The Managing General Partner received a total of $27,746 with respect to its interest in the Retirement Fund and $4,680,914 in performance incentive fees (all of which was a Deferred Distribution payment as described in Note 10). Thomas H. Lee, as an Individual General Partner, received $2,775 with respect to his interest in the Retirement Fund. Subsequent to the payment of this distribution and the Ghiradelli
Distribution   described   above,  the  remaining   Deferred   Distribution  was
$1,968,052.

                                            SCHEDULE 1
                         ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                         SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE 3 MONTHS ENDED MARCH 31, 1996
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)



                                                                  Investment                               Realized
SECURITY                                    Number of Shares         Cost            Net Proceeds            Gain
- ------------------------------------------  ------------------  ----------------   ------------------  --------------


CST Office Products, Inc.
    Common Stock                                     87,051       $       696          $     1,393         $       697
    Subordinated Notes                          $     6,790             6,790                6,857                  67
    Common Stock Purchase Warrants                   94,668                 -                1,514               1,514
                                                                  -----------          -----------         -----------

Total                                                             $     7,486          $     9,764         $     2,278
                                                                  ===========          ===========         ===========

                                                      SCHEDULE 2
                                  ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                                 SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                         FOR THE PERIOD ENDED MARCH 31, 1996
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)

                                                            Total Unrealized
                                                             Appreciation/
                                                             (Depreciation)     Total Unrealized    Total Unrealized
                                                             for the three       Appreciation/        Appreciation/
                                     Investment   Fair       months ended       (Depreciation)       (Depreciation)
SECURITY                               Cost      Value       March 31, 1996     December 31, 1995    March 31, 1996
- ------------------------------------ ---------  --------- --------------------- ---------------------------------------
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert
  Common Stock *                     $  3,680   $ 15,400       $   (4,278)         $   15,998         $    11,720


Hills Stores
  Common Stock *                       18,571      3,269              522             (15,823)            (15,301)


Petco
  Common Stock *                        1,023      2,791              967                 802               1,769


Playtex
  Common Stock *                        2,830      1,331              (46)             (1,453)             (1,499)


Stanley
  Common Stock *                          233        199               51                 (85)                (34)
                                                               ----------          ----------         -----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                            $   (2,784)         $     (561)        $    (3,345)
                                                               ----------          ----------         -----------


                                   SCHEDULE 2
                ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
              SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                       FOR THE PERIOD ENDED MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
                                                            Total Unrealized
                                                              Appreciation/
                                                             (Depreciation)    Total Unrealized    Total Unrealized
                                                              for the three      Appreciation/       Appreciation/
                                     Investment   Fair        months ended      (Depreciation)      (Depreciation)
SECURITY                               Cost      Value       March 31, 1996     December 31, 1995    March 31, 1996
- ------------------------------------ ---------  --------- --------------------- ---------------------------------------

NON PUBLIC SECURITIES:
Fitz and Floyd/Silvestri
  Common Stock *                           13          -                    -               (13)                  (13)
  Adj. Rate Sr Subordinated Note *      8,287      1,976               (4,338)           (1,975)               (6,313)

FLA. Orthopedics, Inc.
  Common Stock*                           987          -                    -              (987)                 (987)
  Subordinated Note *                   3,158          -                    -            (3,158)               (3,158)


Stablex Canada Inc.
  Subordinated Note*                    7,565      5,737                    -            (1,828)               (1,828)
                                                               --------------       -----------           -----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                                   $       (4,338)      $    (7,961)          $   (12,299)
                                                               --------------       -----------           -----------
NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                               $       (7,122)      $    (8,522)          $   (15,644)
                                                               ==============       ===========           ===========

* Restricted securities.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

        As of March 31, 1996, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds available for investment by the Retirement Fund as of March 31, 1996 were $96,856,416, after adjusting for returns of capital distributed to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.


        At March 31, 1996, the Retirement Fund had outstanding a total of $80,762,639 invested in Mezzanine Investments representing $55,844,102 Managed and $24,918,537 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than two months.

        The Retirement Fund invested substantially all of its net proceeds in Mezzanine Investments, consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Retirement Fund's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. The Retirement Fund was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of the Retirement Fund's investment period terminated at various times through December 18, 1993.

        Upon the consummation of the sale of Snapple Common Stock in December 1994, the Retirement Fund received proceeds of approximately $78 million. As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. The Managing General Partner was entitled to an incentive MGP distribution of approximately $21 million, approximately $6.7 million of which was deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement. This Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations instead are payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. The Limited Partners received approximately $63.8 million or $359.24 per Unit from the Snapple proceeds. Following the distributions of proceeds from the sale of CST and Ghirardelli, as described in Note 14, to the Financial Statements, as of May 15, 1996, the
Deferred   Distribution   Amount  owed  to  the  Managing  General  Partner  was
$1,968,052.

        On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of March 31, 1996, the reserve balance was reduced to $8.2 million due to follow-on investments of $153 in Petco Animal Supplies, $1.6 million in Fitz and Floyd/Silvestri, Corporation, $128,270 in Fine Clothing, Inc., $2.5 million in Hills and $1.9 million in Ghirardelli. Additionally, $5.7 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

        All net proceeds from the sale of Mezzanine Investments received by the Retirement Fund in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.


     The proportion of distributions provided by net investment income has dropped significantly from prior years due primarily to increased sales and redemptions of Mezzanine Investments and the resulting decrease in investment income as those holdings cease to generate interest income. Pursuant to the terms of the Partnership Agreement, all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of future cash distributions to Limited Partners will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, which are estimated to be less than one dollar per Limited Partnership Unit each quarter. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.


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

    For the three months ended March 31, 1996, the Retirement Fund had investment income of $5,542,908, as compared to $1,779,277 for the same period in 1995. The increase of $3,763,631 in 1996 investment income as compared to 1995 is due to the recognition of interest income from PIK securities related to the sale of CST Office Products, Inc.

        Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.

        Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the three months ended March 31, 1996 and 1995 were $463,224 and $114,227, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.


        The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the quarter ended March 31, 1996 and 1995 was $229,858 and $272,229, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis.


        The Fund Administration Fee paid to the Fund Administrator for the quarter ended March 31, 1996 and 1995 was $142,391 and $151,924, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions.


        Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1996 and 1995, the Retirement Fund had reimbursable expenses of $5,122 and $484, respectively.


        For the quarter ended March 31, 1996, the Retirement Fund had net investment income of $4,624,382 as compared to $1,199,174 for the same period in 1995. The increase of $3,425,208 in 1996 net investment income as compared to 1995 is due to the recognition of interest income from PIK securities related to the sale of CST Office Products, Inc., partially offset by higher Legal and Professional Fees.


Net Assets

    The Retirement Fund's net assets decreased by $239,188 during the three months ended March 31, 1996, due to the payment of cash distributions to partners of $19,587 and net unrealized depreciation of $7,122,032, partially offset by realized gains from the sale of CST Office Products, Inc. of $2,278,049 and net investment income of $4,624,382. This compares to the decrease in net assets of $17,819,095 for the three months ended March 31, 1995 resulting from the payment of cash distributions to partners of $8,582,458 ($679,869 of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $18,059,157, partially offset by net investment income of $1,199,174 and realized gains from investments of $7,623,346.

Unrealized Appreciation and Depreciation on Investments

     For the three months ended March 31, 1996, the Retirement Fund recorded net unrealized depreciation of $7,122,032 (of which $2,784,259 is net unrealized depreciation from publicly traded securities and $4,337,773 is net unrealized depreciation from non-public securities) compared to net unrealized depreciation of $18,059,157 for the same period in 1995. As of March 31, 1996, the Retirement Fund's cumulative net unrealized depreciation on investments totaled $15,644,464.

    The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Petco, Playtex and Stanley Furniture reflect their closing market prices at March 29, 1996.

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

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

Realized Gains and Losses

    For the three months ended March 31, 1996, the Retirement Fund had net realized gains from the sale of CST Office Products, Inc. of $2,278,049, as compared to $7,623,346 for the same period in 1996.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

Cash Distributions

        On April 26, 1996, the Individual General Partners approved the first quarter 1996 cash distribution totaling $14,561,742 which represents net distributable capital proceeds of $9,803,825 from the sale of CST (which includes return of capital of $7,485,854) net investment income of $4,680,936 from Mezzanine Investments and $76,981 income from Temporary Investments. The total amount distributed to the Limited Partners was $9,850,307 or $55.49 per Unit, which was distributed on May 3, 1996. The Managing General Partner received a total of $27,746 with respect to its interest in the Retirement Fund and $4,680,914 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $2,775 with respect to his interest in the Retirement Fund.

    On April 26, 1996, the Individual General Partners approved a special second quarter 1996 cash distribution totaling $10,731,976 which represents net distributable capital proceeds from the sale of Ghirardelli on April 1, 1996 (which includes return of capital of $8,258,654). The total amount distributed to the Limited Partners of record as of April 1, 1996 was $10,698,829 or $60.27 per Unit, which was distributed on May 3, 1996. The Managing General Partner received a total of $30,134 with respect to its interest in the Retirement Fund. Thomas H. Lee, as an Individual General Partner, received $3,013 with respect to his interest in the Retirement Fund.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

        Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending March 31, 1996.

     (b) Reports on form 8-K: None

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1996.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: May 15, 1996    /s/  Audrey Bommer
                            Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)


Dated: May 15, 1996    /s/  Roger F. Castoral, Jr.
                            Roger F. Castoral, Jr.
                            Assistant Treasurer
                            (Principal Accounting Officer)

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1996.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: May 15, 1996
                            Audrey Bommer
                            Vice President and Treasurer
                            Chief Financial Officer)



Dated: May 15, 1996
                            Roger F. Castoral, Jr.
                            Assistant Treasurer
                            (Principal Accounting Officer)