Form 10-Q
period 1996-06-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1996-08-14
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1996

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners' Capital as of June 30, 1996
 and December 31, 1995

Statements of Operations - For the six months Ended June 30, 1996 and 1995

Statements of Changes in Net Assets - For the Six Months Ended June 30, 1996
 and 1995

Statements of Cash Flows - For the six months Ended June 30, 1996 and 1995

Statement of Changes in Partners' Capital at June 30, 1996

Schedule of Portfolio Investments - June 30, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses -  (Schedule 1)

Supplemental Schedule of Unrealized Appreciation and Depreciation - (Schedule 2)


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                    (DOLLARS IN THOUSANDS)

                                                                         Unaudited
                                                                       June 30, 1996     December 31, 1995
                                                                       -------------     -----------------

ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $46,564
      at June 30, 1996 and $63,435 at December 31, 1995)              $       34,767          $    62,874
    Non-Managed Companies (amortized cost $20,524
      at June 30, 1996 and $24,931 at December 31, 1995)                       8,241               16,970
    Temporary Investments, at amortized cost (cost $17,234
    at June 30, 1996 and $8,202 at December 31, 1995)                         17,264                8,218
Cash                                                                               1                    1
Accrued Interest Receivable - Note 2                                             526                1,237
Prepaid Expenses                                                                   1                    4
                                                                       -------------          -----------
TOTAL ASSETS                                                           $      60,800          $    89,304
                                                                       =============          ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                $         199          $       311
    Reimbursable Administrative Expenses Payable                                  48                   46
    Independent General Partners' Fees Payable - Note 9                           28                   45
    Deferred Interest Income - Note 2                                            233                  426
                                                                       -------------          -----------
Total Liabilities                                                                508                  828
                                                                       -------------          -----------

Partners' Capital - Note 2
    Individual General Partner                                                    21                   28
    Managing General Partner                                                   2,715                4,897
    Limited Partners (177,515 Units)                                          57,556               83,551
                                                                       -------------          -----------
Total Partners' Capital                                                       60,292               88,476
                                                                       -------------          -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $      60,800          $    89,304
                                                                       =============          ===========

See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)
                                                                For the 3 Months Ended                  For the 6 Months Ended
                                                           ---------------------------------        -------------------------------
                                                           June 30, 1996       June 30, 1995       June 30, 1996      June 30, 1995
                                                           -------------        ------------        ------------       ------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                    $        809        $      1,347        $      6,190       $      3,122
Discount & Dividends                                                 286                  24                 448                 29
                                                            ------------        ------------        ------------       ------------
    TOTAL INCOME                                                   1,095               1,371               6,638              3,151
                                                            ------------        ------------        ------------       ------------
EXPENSES:
Investment Advisory Fee - Note 7                                     215                 273                 445                545
Fund Administration Fee - Note 8                                     140                 152                 282                304
Legal and Professional Fees                                          338                 204                 801                318
Reimbursable Administrative Expenses-Note 8                           49                  49                  54                 50
Independent General Partners' Fees and Expenses - Note 9              51                  26                 128                 66
Insurance Expense                                                      1                   1                   2                  2
                                                           -------------        ------------        ------------       ------------
    TOTAL EXPENSES                                                   794                 705               1,712              1,285
                                                           -------------        ------------        ------------       ------------

NET INVESTMENT INCOME                                                301                 666               4,926              1,866
Net Realized Gain on Investments - Note 4 and Schedule 1           5,499                 213               7,777              7,836
Net Change in Unrealized Depreciation
  from Investments Note 5 and Schedule 2:
  Publicly Traded Securities                                      (8,452)             11,360             (11,236)            (5,120)
  Nonpublic Securities                                                 -                   -              (4,338)            (1,579)
                                                           -------------        ------------        ------------       ------------
SUBTOTAL                                                          (8,452)             11,360             (15,574)            (6,699)
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                       (2,652)             12,239              (2,871)             3,003
Less:  Incentive Fees to Managing General Partner                 (1,872)               (428)             (2,566)            (6,214)
                                                           -------------        ------------        ------------       ------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                              $     (4,524)       $     11,811        $     (5,437)      $     (3,211)
                                                            ============        ============        ============       ============

See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CHANGES IN NET ASSETS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                      For the Six Months Ended
                                                                 ----------------------------------
                                                                June 30, 1996         June 30, 1995
                                                                 ------------         -------------

FROM OPERATIONS:

Net Investment Income                                            $      4,926         $       1,866

Net Realized Gain on Investments                                        7,777                 7,836

Net Change in Unrealized Depreciation
   From Investments                                                   (15,574)               (6,699)
                                                                 ------------         -------------

Net Increase (Decrease) in Net Assets Resulting
   from Operations                                                     (2,871)                3,003

Cash Distributions to Partners                                        (25,313)              (14,476)
                                                                 ------------         -------------


Total Increase (Decrease)                                        $    (28,184)        $     (11,473)

NET ASSETS:

Beginning of Year                                                      88,476               133,591
                                                                 ------------         -------------

End of Period                                                    $     60,292         $     122,118
                                                                 ============         =============

 See the Accompanying Notes to Financial Statements.

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)
                                                                                         For the Six Months Ended
                                                                                     ---------------------------------
                                                                                     June 30, 1996       June 30, 1995
                                                                                     -------------       -------------

Increase  (Decrease)  in Cash and Cash  Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                            $       7,333       $       3,272
  Fund Administration Fee                                                                     (282)               (304)
  Investment Advisory Fee                                                                     (445)               (545)
  Independent General Partners' Fees and Expenses                                             (145)               (110)
  (Purchase) Sale of Temporary Investments, Net                                             (9,426)              4,829
  Purchase of Portfolio Company Investments                                                      -              (1,865)
  Proceeds from Sales of Portfolio Company Investments                                      29,242               9,568
  Reimbursable Administrative Expense                                                          (51)                (86)
  Legal and Professional Fees                                                                 (913)               (284)
                                                                                     -------------       -------------
    Net Cash Provided by Operating Activities                                               25,313              14,475
                                                                                     -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                           (25,313)            (14,476)
                                                                                     -------------       -------------
    Net Cash Applied to Financing Activities                                               (25,313)            (14,476)
                                                                                     -------------       -------------
  Net Increase in Cash                                                                           -                  (1)
  Cash at Beginning of Period                                                                    1                   1
                                                                                     -------------       -------------
   Cash at End of Period                                                             $           1       $           -
                                                                                     =============       =============

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                                $       4,926       $       1,866
                                                                                     -------------       -------------
Adjustments to Reconcile Net Investment Income to
  Net Cash Provided by Operating Activities:
  Decrease in Investments                                                                   12,039               4,696
  Decrease in Accrued Interest Receivables                                                     694                 122
  Decrease in Prepaid Expenses                                                                   3                   2
  Decrease in Legal and Professional Fees Payable                                             (112)                 (3)
  Increase in Reimbursable Administrative Expenses Payable                                       3                   -
  Decrease in Independent General Partners' Fees Payable                                       (17)                (44)
  Net Realized Gains on Sales of Investments                                                 7,777               7,836
                                                                                     -------------       -------------
Total Adjustments                                                                           20,387              12,609
                                                                                     -------------       -------------
Net Cash Provided by Operating Activities                                            $      25,313       $      14,475
                                                                                     =============       =============
See the Accompanying Notes to Financial Statements.

                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)

                                                                   Individual       Managing
                                                                      General        General          Limited
                                                                      Partner        Partner         Partners               Total
                                                                   ----------       --------       ----------          ----------

For the Six Months Ended June 30, 1996
Partners' Capital at January 1, 1996                               $       28       $  4,897       $   83,551          $   88,476
Allocation of Net Investment Income                                         1          1,775            3,150               4,926
Allocation of Net Realized Gain on Investments                              2            826            6,949               7,777
Allocation of Net Change in Unrealized
  Depreciation From Investments                                            (4)           (44)         (15,526)            (15,574)
Cash Distributions to Partners                                             (6)        (4,739)         (20,568)            (25,313)
                                                                   ----------       --------       ----------          ----------
Partners' Capital at June 30, 1996                                 $       21       $  2,715       $   57,556          $   60,292
                                                                   ==========       ========       ==========          ==========

See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                  JUNE 30, 1996
                                             (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                                                  Fair          % Of
 Principal                                                                             Investment Investment     Value         Total
Amount/Shares     Investment                                                                 Date     Cost(e)  (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)
$3,133            Anchor Advanced Products, Inc., Sr. Sub. Nt. 11.67% due 04/30/00 (c)  04/30/90   $3,133      $3,133
$4,178            Anchor Advanced Products, Inc., Jr. Sub. Nt. 17.5% due 04/30/00 (c)   04/30/90    4,178       4,178
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      827         827
132,290 Warrants  Anchor Holdings, Inc., Common Stock Purchase Warrants(d)              04/30/90        0           0
                    (13.9% of fully diluted common equity assuming exercise
                     of warrants)                                                                   8,138       8,138       13.50

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                    (8.8% of fully diluted common equity)                                           9,156       9,156       15.19

                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0
                                                                                                        0           0        0.00

                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                 07/31/92    3,680       9,126
                    (8.9% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0
                                                                                                    3,680       9,126       15.14

                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                              04/03/90   16,153       2,173
33,427 Shares     Hills Stores Company, Common Stock(a)(h)                              08/21/95    2,418         298
                    (2.5% of fully diluted common equity)                                          18,571       2,471        4.10

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                                  JUNE 30, 1996
                                             (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                                                  Fair         % Of
   Principal                                                                           Investment Investment     Value        Total
 Amount/Shares    Investment                                                              Date     Cost(e)    (Note 2)  Investments
                  PLAYTEX PRODUCTS, INC.(b) - Note 5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                           03/29/90   $ 2,830    $ 1,721
                    (0.3% of fully diluted common equity)
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 09/28/90                           $3,925
                    Realized Gain                           $    9
                    45,323 Shares Common Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29
                                                                                                    2,830      1,721        2.86

                  RESTAURANTS UNLIMITED
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                  06/03/94     3,956      3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                      06/03/94         0          0
                    (1.4% of fully diluted common equity)                                           3,956      3,956        6.56

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5
18,511 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                  06/30/91       233        199
                    (0.4% of fully diluted common equity)                                             233        199        0.33

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $46,564    $34,767       57.68

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      JUNE 30, 1996
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94    $   443   $    457
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94         62         62
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94          9          9
                                                                                                        514        528       0.88
                  FITZ AND FLOYD/SILVESTRI (b) - Notes 5,6
$6,719            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           03/31/93      6,709      1,600
$1,581            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           07/30/93      1,578        376
988,144 Shares    FF Holding Co., Common Stock(d)                                       03/31/93         10          0
336,364 Shares    FF Holding Co., Common Stock(d)                                       07/30/93          3          0
337,155 Shares    FF Holding Co., Common Stock(d)                                       12/22/94          0          0
                                                                                                      8,300      1,976       3.27

                  FLA. ORTHOPEDICS, INC - Notes 5,6,13
$3,158            FLA. Acquisition Corp., 12.5% Sub, Nt. due 07/31/99(c)(g)             08/02/93      3,158          0
78,960 Shares     FLA. Holdings, Inc. Common Stock (d)                                  08/02/93        987          0
47,376 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93          0          0
                                                                                                      4,145          0       0.00

                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997      2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568      2,782
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          0          0
                                                                                                      7,565      5,737       9.52

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $20,524   $  8,241      13.67

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various     37,683     26,400      43.80
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various     29,405     16,608      27.55

                  TOTAL MEZZANINE INVESTMENTS                                                       $67,088   $ 43,008      71.35

                  TEMPORARY INVESTMENTS
149               State Street Repurchase Agreement, 2.75% due 07/01/96                 06/28/96        149        149        .25

                  COMMERCIAL PAPER
$ 3,140           IBM Corp., 5.32% due 07/03/96                                         06/18/96      3,133      3,139
$10,000           Ford Motor Credit, 5.27% due 07/03/96                                 06/19/96      9,980      9,997
$ 3,980           American General Finance Corp., 5.25%, due 07/03/96                   06/19/96      3,972      3,979

                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                               17,085     17,115      28.40

                  TOTAL TEMPORARY INVESTMENTS                                                       $17,234   $ 17,264      28.65

                  TOTAL INVESTMENT PORTFOLIO                                                        $84,322   $ 60,272     100.00%



(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $14 for Mezzanine Investments and $30 for
     Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Non-income producing equity security.

See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1996
                             (UNAUDITED)


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

     The Retirement Fund will terminate no later than December 20, 1999, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of the Retirement Fund. Following such time periods, the Retirement Fund will have five additional years to liquidate its remaining investments.


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

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at June 30, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1996 and December 31, 1995, the Retirement Fund has in its portfolio of investments $504,150 and $739,601, respectively, of payment-in-kind notes which excludes $838,199 and $4,298,447, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of June 30, 1996 and December 31, 1995, the Retirement Fund has in its portfolio of investments $14,640 and $1,224,548, respectively of payment-in-kind equity.


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

Interim Financial Statements

     The financial information included in this interim report as of June 30, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     On March 20, 1996, Petco Animal Supplies announced a 3-for-2 stock split effective April 15, 1996. On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 3,333,333 shares of Common Stock, which was adjusted to 5 million shares as a result of the stock split. Of the 5 million post-split shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Retirement Fund. The offering was effected on April 30, 1996, and the Retirement Fund sold its entire investment in Petco, which consisted of 93,568 shares of Common Stock and received net proceeds of $2,560,021 or $27.36 per share. The Retirement Fund realized a gain of $1,537,444 on the sale.

     On April 1, 1996, the Retirement Fund sold its entire investment in Ghirardelli Holdings Corp. ("Ghirardelli") to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. The Retirement Fund received net proceeds from the sale of $10,850,078, which consisted of $5,624,296 as prepayment for the 13% Subordinated Note (including $88,504 of accrued interest), $3,480,667 for the common stock and $1,745,115 for the preferred stock (including $30,192 of accrued dividends). The sale resulted in a realized gain of $2,472,982 to the Retirement Fund.

     On May 17, 1996, pursuant to a Redemption and Repurchase Agreement with National Tobacco Company, a Non-Managed Company in the Retirement Fund's portfolio, and certain existing lenders, the Retirement Fund received net proceeds of $5,953,721 from the repayment and redemption of its investment in National Tobacco. In connection with the Agreement, National Tobacco prepaid the Subordinated Notes, plus all accrued and unpaid interest, and redeemed the partnership interest in National Tobacco held by the Retirement Fund. The Retirement Fund recognized a gain of $1,488,606 from the transaction.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of June 30, 1996, the reserve balance was reduced to $8.2 million due to follow-on investments of $153 in Petco Animal Supplies, $1.6 million in Fitz and Floyd, Inc., $128,270 in Fine Clothing, Inc., $2.5 million in Hills Stores and $1.9 million in Ghirardelli Holdings. Additionally, $5.7 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. As of June 13, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the six months ended June 30, 1996, the Retirement Fund recorded net unrealized depreciation of $15,574,996 compared to net unrealized depreciation of $6,699,029 for the same period in 1995. As of this date, the Fund's cumulative net unrealized depreciation on investments totalled $24,096,428.

     For the three months ended June 30, 1996, the Retirement Fund recorded net unrealized depreciation of $8,452,964 as compared to net unrealized appreciation recorded for the comparable period in 1995 of $11,360,128. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

6.  Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

      -  Fitz and Floyd/Silvestri Corporation, on January 1, 1994.
      -  FLA Orthopedics, Inc. on January 1, 1995. (See Note 13)
      -  Stablex Canada, Inc. on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the six months ended June 30, 1996 and 1995, the Retirement Fund paid $445,415 and $544,916 respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P. For the three months ended June 30, 1996 and 1995, the Retirement Fund paid $215,557 and $272,687, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the six months ended June 30, 1996 and 1995, the Retirement Fund paid $281,564 and $303,951, respectively, in Fund Administration Fees. For the three months ended June 30, 1996 and 1995, the Retirement Fund paid $139,173 and $152,027, respectively, in Fund Administration Fees.


     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1996 and 1995, the Retirement Fund incurred $53,507 and $49,964, respectively, in reimbursable expenses. For the three months ended June 30, 1996 and 1995, the Retirement Fund incurred $48,385 and $49,980, respectively, in reimbursable expenses.

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the six months ended June 30, 1996 and 1995, the Retirement Fund incurred $128,485 and $65,717, respectively, in Independent General Partners' Fees and Expenses. For the three months ended June 30, 1996 and 1995, the Retirement Fund incurred $51,609 and $25,649, respectively, in Independent General Partners' Fees and Expenses.

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

     During the six months ending June 30, 1996, the Retirement Fund paid Individual General Partner distributions totaling $5,793 and Managing General
Partner  distributions  totaling  $4,738,849,   which  includes  $4,680,914  of
performance incentive fees. As of June 30, 1996, the Managing General Partner has earned a total of $26,675,686 in MGP Incentive Fees of which $2,711,602 is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11.  Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the court granted in part and denied in part the motions to dismiss.

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

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraphs commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the defendants Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

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

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. Defendants moved to dismiss the complaint which motion is pending. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.

12. Income Taxes (Statement of Financial Accounting Standards No. 109)

        No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

        Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax basis of the Retirement Fund's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1996, the tax basis of the Retirement Fund's assets are less than the amounts reported in the financial statements by $9,598,909 This difference is primarily attributable to unrealized depreciation and appreciation on investments which has not been recognized for tax purposes.

13. Subsequent Events

     On July 29, 1996, the Individual General Partners approved the Second Quarter 1996 cash distribution totaling $9,302,263, which represents net distributable capital proceeds of $8,705,680 from the sales of Petco and National Tobacco (which includes return of capital of $4,722,286) net investment income of $384,701 from Mezzanine Investments and $211,882 income from Temporary Investments. The total amount distributed to the Limited Partners was $8,889,951 or $50.08 per Unit, which is expected to be distributed on August 14, 1996. The Managing General Partner received a total of $25,043 with respect to its interest in the Retirement Fund and $384,765 in performance incentive fees (all of which was a Deferred Distribution payment as described in Note 10). Thomas H. Lee, as an Individual General Partner, received $2,504 with respect to his interest in the Retirement Fund. Subsequent to the payment of this distribution, the remaining Deferred Distribution was $2,711,602.

     On August 2, 1996, the Retirement Fund entered into a Stock Purchase and Settlement Agreement with Florida Orthopedics Inc. and various other affiliated entities. In connection with this agreement, the Retirement Fund (I) surrendered its 12.5% subordinated note and, (II) exchanged all of its common stock and common stock purchase warrants for the issuance of new preferred equity and new common stock purchase warrants. The Retirement Fund expects to realize a loss of approximately $3.2 million on the subordinated note surrendered.

                                            SCHEDULE 1
                         ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                         SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                             FOR THE 3 AND 6 MONTHS ENDED JUNE 30, 1996
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)



                                                            Par Value/         Investment                              Realized
SECURITY                                              Number of Shares               Cost        Net Proceeds              Gain
- ----------------------------------------------       -----------------       ------------       -------------      ------------
FOR THE THREE MONTHS ENDED MARCH 31,1996

CST Office Products, Inc.     Commom Stock                      87,051       $        696       $       1,393      $        697
                              Notes                  $           6,790              6,790               6,857                67
                              Warrants                          94,668                  -               1,514             1,514
                                                                             ------------       -------------      ------------
TOTAL FOR THE THREE MONTHS ENDED MARCH 31, 1996                              $      7,486       $       9,764      $      2,278
                                                                             ------------       -------------      ------------
FOR THE THREE MONTHS ENDED JUNE 30, 1996

Ghirardelli Holding Corp.     Notes                  $           5,328              5,328               5,536               208
                              Common Stock                     616,839              1,332               3,480             2,148
                              Preferred Stock                   15,984              1,598               1,715               117

Petco Animal Supplies         Common Stock                      93,568              1,023               2,560             1,537

National Tobacco Company, LP  Notes                  $           4,128              4,128               5,525             1,397
                              Partnership Interest             266,450                266                 358                92
                                                                             ------------       -------------      ------------
TOTAL FOR THE THREE MONTHS ENDED JUNE 30, 1996                               $     13,675       $      19,174      $      5,499
                                                                             ------------       -------------      ------------
TOTAL FOR THE SIX MONTHS ENDED JUNE 30, 1996                                 $     21,161       $      28,938      $      7,777
                                                                             ============       =============      ============





                                                      SCHEDULE 2
                                  ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                                 SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                         FOR THE PERIOD ENDED JUNE 30, 1996
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)

                                                        Total Unrealized Total Unrealized
                                                            Appreciation/    Appreciation/
                                                            (Depreciation)  (Depreciation)  Total Unrealized    Total Unrealized
                                                            for the three     for the six     Appreciation/        Appreciation/
                                   Investment       Fair     months ended    months ended   (Depreciation)         (Depreciation)
SECURITY                                 Cost      Value    June 30, 1996   June 30, 1996  December 31, 1995       June 30, 1996
- --------------------------          ---------    -------    -------------    ------------      ----------       ----------------
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert
  Common Stock *                     $  3,680   $  9,126       $   (6,274)       $(10,552)    $    15,998             $    5,446


Hills Stores
  Common Stock *                       18,571      2,471             (799)           (277)        (15,823)               (16,100)


Playtex
  Common Stock *                        2,830      1,721              390             344          (1,453)                (1,109)


Stanley
  Common Stock *                          233        199                -              51             (85)                   (34)
                                                               ----------        --------     -----------             ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                            $   (6,683)       $(10,434)    $    (1,363)            $  (11,797)
                                                               ----------        --------     -----------             ----------
NON PUBLIC SECURITIES:
Fitz and Floyd/Silvestri
  Common Stock *                           13          -                -               -             (13)                   (13)
  Adj. Rate Sr Subordinated Note *      8,287      1,976                -          (4,338)         (1,975)                (6,313)

FLA. Orthopedics, Inc.
  Common Stock*                           987          -                -               -            (987)                  (987)
  Subordinated Note *                   3,158          -                -               -          (3,158)                (3,158)


Stablex Canada Inc.
  Subordinated Note*                    7,565      5,737                -               -          (1,828)                (1,828)
                                                               ----------       ---------     -----------             ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                                   $        -       $  (4,338)    $    (7,961)            $  (12,299)
                                                               ----------       ---------     -----------             ----------
REVERSAL OF UNREALIZED DEPRECIATION
  (APPRECIATION) FROM INVESTMENTS SOLD:

Petco Animal Supplies, Inc.                 -          -           (1,769)           (802)            802                      -

NET UNREALIZED APPRECIATION                                    ----------       ---------     -----------             ----------
  (DEPRECIATION)                                               $   (8,452)      $ (15,574)    $    (8,522)            $  (24,096)
                                                               ==========       =========     ===========             ==========

* Restricted securities.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

        As of June 30, 1996, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds available for investment by the Retirement Fund as of June 30, 1996 were $83,111,608, after adjusting for returns of capital distributed to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.


     As of June 30, 1996, the Retirement Fund had outstanding a total of $67,087,125 invested in Mezzanine Investments representing $46,563,125 Managed and $20,524,000 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than two months.

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

     Upon the consummation of the sale of Snapple Common Stock in December 1994, the Retirement Fund received proceeds of approximately $78 million. As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. The Managing General Partner was entitled to an incentive MGP distribution of approximately $21 million, approximately $6.7 million of which was deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement. This Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations instead are payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. The Limited Partners received approximately $63.8 million or $359.24 per Unit from the Snapple proceeds. Following the distributions of proceeds from the sale of Petco and National Tobacco, as described in Note 13 to the Financial Statements, as of August 12, 1996, the Deferred Distribution Amount owed to the Managing General Partner was $2,711,602.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of June 30, 1996, the reserve balance was reduced to $8.2 million due to follow-on investments of $153 in Petco Animal Supplies, $1.6 million in Fitz and Floyd/Silvestri, Corporation, $128,270 in Fine Clothing, Inc., $2.5 million in Hills and $1.9 million in Ghirardelli. Additionally, $5.7 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. As of August 8, 1996, the Independent General Partners have approved retention of the reserve at its current level.

     On February 6, 1996, the New York State Supreme Court, County of New York, issued a decision in Winston v. Mezzanine Investments et al., L.P. No. 28657/91 (the "Winston Litigation"), opining that the incentive distributions made to the managing general partner of ML-Lee Acquisition Fund, L.P. (Fund I") had been incorrectly calculated under Fund I's Amended and Restated Agreement of Limited Partnership and that, under what the Court concluded was the correct methodology, the managing general partner of Fund I had been overpaid. The defendants in the Winston Litigation have stated that they intend to appeal the decision. If the methodology adopted by the Court in the Winston Litigation were affirmed on appeal and were applied to the Retirement Fund, then the incentive distributions heretofore paid by the Retirement Fund to the Retirement Fund's Managing General Partner may have been understated and the computation of such incentive distribution may be subject to adjustment on a retroactive and going forward basis. Whether the Managing General Partner has, in fact, been underpaid and the amount of any such underpayment, depends upon the future performance of the Retirement Fund , whether the decision in the Winston Litigation is affirmed and whether it is applied to the Retirement Fund. The Retirement Fund believes it has sufficient funds to pay any additional amounts that could be payable to the Managing General Partner in such regard.

    Operating performance at Fitz & Floyd/Silvestri, Corp., a Non-Managed Company in the Retirement Fund's portfolio, has fallen substantially below plan. On March 29, 1996, Fitz & Floyd filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, and continued operating the business as debtor-in-possession. While in Chapter 11, Fitz & Floyd divested its Silvestri Division and used the proceeds to pay down the pre-petition balance on its revolving line of credit. Subsequently, Syratech Corporation, the acquirer of the Silvestri Division, agreed to finance the necessary credit enhancement requested by the Company's provider of debtor-in-possession financing. The Investment Advisor is Chairman of the unsecured creditors committee and is working to implement a plan of reorganization.

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

     Certain issuers of Securities held by the Retirement Fund (First Alert, Hills, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund (other than Hills and Stanley Furniture) were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least three years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the six months ended June 30, 1996, the Retirement Fund had investment income of $6,638,086 as compared to $3,150,209 for the same period in 1995. The increase of $3,487,877 in 1996 investment income as compared to 1995 is due to the recognition of interest income from PIK securities related to the sale of CST Office Products, Inc.

     For the three months ended June 30, 1996, the Retirement Fund had investment income of $1,095,178 as compared to $1,370,932 for the same period in 1995.

        Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.

     Legal and Professional Fees are primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the six months ended June 30, 1996 and 1995 were $800,644 and $317,275, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings. Legal and Professional fees for the three months ended June 30, 1996 and 1995 were $337,420 and $203,048, respectively.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the six months ended June 30, 1996 and 1995 was $445,415 and $544,916, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. For the three months ended June 30, 1996 and 1995, the Investment Advisory Fee paid to the Investment Advisor was $215,557 and $272,687, respectively.

     The Fund Administration Fee paid to the Fund Administrator for the six months ended June 30, 1996 and 1995 was $281,564 and $303,951, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions. For the three months ended June 30, 1996 and 1995, the Retirement Fund paid $139,173 and $152,027, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1996 and 1995, the Retirement Fund incurred $53,507 and $49,964, respectively, in reimbursable expenses. For the three months ended June 30, 1996 and 1995, reimbursable expenses totaled $48,385 and $49,980, respectively.

     For the six months ended June 30, 1996, the Retirement Fund had net investment income of $4,926,359 as compared to $1,866,030 for the same period in 1995. The increase of $3,060,329 in 1996 net investment income as compared to 1995 is due to the recognition of interest income from PIK securities related to the sale of CST Office Products, Inc., partially offset by higher Legal and Professional Fees and Independent General Partners' Fees and Expenses. For the three months ended June 30, 1996, the Retirement Fund had net investment income of $301,977 as compared to $666,856 for the same period in 1995.

Net Assets

     The Retirement Fund's net assets decreased by $28,184,849 during the six months ended June 30, 1996, due to the payment of cash distributions to partners of $25,313,307 and net unrealized depreciation of 15,574,996, partially offset by realized gains from the sales of securities of $7,777,095 and net investment income of $4,926,359. This compares to the decrease in net assets of $11,472,576 for the six months ended June 30, 1995 resulting from the payment of cash distributions to partners of $14,475,872 and net unrealized depreciation of $6,699,029, partially offset by net investment income of $1,866,030 and realized gains from investments of $7,836,295.


Unrealized Appreciation and Depreciation on Investments

     For the six months ended June 30, 1996, the Retirement Fund recorded net unrealized depreciation of $15,574,996 compared to net unrealized depreciation of $6,699,029 for the same period in 1995. The increase in unrealized depreciation from June 30, 1995 to June 30, 1996 reflects the decrease in value in First Alert and Hills Stores as well as the writedown of the investment in Fitz & Floyd. As of this date, the Fund's cumulative net unrealized depreciation on investments totalled $24,097,428. For further information see the Supplemental Schedule of Unrealized Depreciation/Appreciation. (Schedule 2).

     For the three months ended June 30, 1996, the Retirement Fund recorded net unrealized depreciation of $8,452,964 as compared to net unrealized appreciation recorded for the comparable period in 1995 of $11,360,128.

    The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at June 30, 1996.

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

     The First Alert, Hills, Playtex and Stanley Furniture securities held by the Retirement Fund are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Retirement Fund may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144, and therefore any resale of securities of those companies, under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Playtex and Stanley Furniture securities held by the Retirement Fund do not necessarily represent the prices at which these securities could currently be sold.

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

Realized Gains and Losses

     For the six months ended June 30, 1996, the Retirement Fund had net realized gains from the sales of investments of $7,777,095, as compared to $7,836,295 for the same period in 1995.

     For the three months ended June 30, 1996, the Retirement Fund had net realized gains from investments of $5,499,046, as compared to $212,949 for the same period in 1995.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

Cash Distributions

     On July 29, 1996, the Individual General Partners approved the Second Quarter 1996 cash distribution totaling $9,302,263, which represents net distributable capital proceeds of $8,705,680 from the sales of Petco and National Tobacco (which includes return of capital of $4,722,286) net investment income of $384,701 from Mezzanine Investments and $211,882 income from Temporary Investments. The total amount distributed to the Limited Partners was $8,889,951 or $50.08 per Unit, which is expected to be distributed on August 14, 1996. The Managing General Partner received a total of $25,043 with respect to its interest in the Retirement Fund and $384,765 in performance incentive fees (all of which was a Deferred Distribution payment as described in Note 10). Thomas H. Lee, as an Individual General Partner, received $2,504 with respect to his interest in the Retirement Fund. Subsequent to the payment of this distribution, the remaining Deferred Distribution was $2,711,602.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

        Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending
                      June 30, 1996.

     (b) Reports on form 8-K:

                      The sale of National Tobacco - Filed May 28,1996

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1996.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: August 14, 1996   /s/  Audrey Bommer
                              Audrey Bommer
                              Vice President and Treasurer
                              (Chief Financial Officer)


Dated: August 14, 1996  /s/  Roger F. Castoral, Jr.
                             Roger F. Castoral, Jr.
                             Assistant Treasurer
                             (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1996.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: August 14, 1996      Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)



Dated: August 14, 1996      Roger F. Castoral, Jr.
                            Assistant Treasurer
                            (Principal Accounting Officer)