Form 10-Q
period 1996-09-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1996-11-14
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended September 30, 1996

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners' Capital as of September 30, 1996
  and December 31, 1995

Statements of Operations - For the three and nine months Ended September
  30, 1996 and 1995

Statements  of Changes in Net Assets - For the nine months Ended  September
  30, 1996 and 1995

Statements of Cash Flows - For the nine months Ended September 30, 1996 and 1995

Statement of Changes in Partners' Capital at September 30, 1996

Schedule of Portfolio Investments - September 30, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2


Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
              Results of Operations


Part II. Other Information

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                    (DOLLARS IN THOUSANDS)

                                                                         Unaudited
                                                                       September 30,         December 31,
                                                                            1996                 1995
                                                                       -------------        -------------

ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $46,564
      at September 30, 1996 and $63,435 at December 31, 1995)          $      38,555        $      62,874
    Non-Managed Companies (amortized cost $17,366
      at September 30, 1996 and $24,931 at December 31, 1995)                  8,243               16,970
    Temporary Investments, at amortized cost (cost $8,233
      at September 30, 1996 and $8,202 at December 31, 1995)                   8,239                8,218
Cash (of which $130 is restricted at September 30, 1996)                         155                    1
Accrued Interest Receivable - Note 2                                             410                1,237
Prepaid Expenses                                                                   -                    4
                                                                       -------------        -------------
TOTAL ASSETS                                                           $      55,602        $      89,304
                                                                       =============        =============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                $         120        $         311
    Reimbursable Administrative Expenses Payable -Note 8                          26                   46
    Independent General Partners' Fees Payable - Note 9                           25                   45
    Deferred Interest Income - Note 2                                            199                  426
                                                                       -------------        -------------
Total Liabilities                                                                370                  828
                                                                       -------------        -------------

Partners' Capital - Note 2
    Individual General Partner                                                    20                   28
    Managing General Partner                                                   4,303                4,897
    Limited Partners (177,515 Units)                                          50,909               83,551
                                                                       -------------        -------------
Total Partners' Capital                                                       55,232               88,476
                                                                       -------------        -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $      55,602        $      89,304
                                                                       =============        =============

See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)
                                                               For the Three Months Ended            For the Nine Months Ended
                                                            ---------------------------------   -----------------------------------
                                                             September 30,     September 30,     September 30,       September 30,
                                                                  1996              1995              1996                1995
                                                            ---------------   ---------------   ---------------     ---------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                    $           691   $         1,436   $         6,881     $         4,557
Discount & Dividends                                                    170                41               618                  70
                                                            ---------------   ---------------   ---------------     ---------------
    TOTAL INCOME                                                        861             1,477             7,499               4,627
                                                            ---------------   ---------------   ---------------     ---------------
EXPENSES:
Investment Advisory Fee - Note 7                                        184               257               629                 802
Fund Administration Fee - Note 8                                        132               149               414                 452
Legal and Professional Fees                                             179               536               980                 854
Reimbursable Administrative Expenses - Note 8                            25                22                79                  72
Independent General Partners' Fees and Expenses - Note 9                 16                33               144                  98
Insurance Expense                                                         1                 1                 3                   4
                                                            ---------------   ---------------   ---------------     ---------------
    TOTAL EXPENSES                                                      537               998             2,249               2,282
                                                            ---------------   ---------------   ---------------     ---------------

NET INVESTMENT INCOME                                                   324               479             5,250               2,345
Net Realized Gain (Loss) on Investments - Note 4
  and Schedule 1                                                     (3,158)                -             4,749               7,836
Net Change in Unrealized Appreciation/(Depreciation)
  from Investments - Note 5 and Schedule 2:
  Publicly Traded Securities                                          3,789            (1,452)           (7,447)             (6,572)
  Nonpublic Securities                                                3,158                 -            (1,180)             (1,579)
                                                            ---------------   ---------------   ---------------     ---------------
SUBTOTAL                                                              6,947            (1,452)           (8,627)             (8,151)
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                           4,113              (973)            1,372               2,030
Less:  Incentive Fees Earned by Managing General Partner                  -              (799)           (2,566)             (5,583)
                                                            ---------------   ---------------   ---------------     ---------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                              $         4,113   $        (1,772)  $        (1,194)    $        (3,553)
                                                            ===============   ===============   ===============     ===============

See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CHANGES IN NET ASSETS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                           For the Nine months Ended
                                                                   ----------------------------------------
                                                                   September 30, 1996    September 30, 1995
                                                                   ------------------    ------------------
FROM OPERATIONS:

Net Investment Income                                              $            5,250    $            2,345

Net Realized Gain on Investments                                                4,749                 7,836

Net Change in Unrealized Depreciation from Investments                         (8,627)               (8,151)
                                                                   ------------------    ------------------
Net Increase in Net Assets Resulting from Operations                            1,372                 2,030

Cash Distributions to Partners                                                (34,616)              (16,554)
                                                                   ------------------    ------------------
Total Decrease                                                                (33,244)              (14,524)

NET ASSETS:

Beginning of Year                                                              88,476               133,591
                                                                   ------------------    ------------------
End of Period                                                      $           55,232    $          119,067
                                                                   ==================    ==================

 See the Accompanying Notes to Financial Statements.

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                STATEMENTS OF CASH FLOWS
                                 (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)
                                                                                             For the Nine Months Ended
                                                                                     -------------------------------------------
                                                                                     September 30, 1996       September 30, 1995
                                                                                     ------------------       ------------------

Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                            $            8,299       $            4,259
  Fund Administration Fee                                                                          (414)                    (452)
  Investment Advisory Fee                                                                          (629)                    (802)
  Independent General Partners' Fees and Expenses                                                  (164)                    (141)
  (Purchase) Sale of Temporary Investments, Net                                                    (425)                   6,536
  Purchase of Portfolio Company Investments                                                           -                   (1,865)
  Proceeds from Sales of Portfolio Company Investments                                           29,373                    9,568
  Reimbursable Administrative Expenses                                                              (99)                    (125)
  Legal and Professional Fees                                                                    (1,171)                    (424)
                                                                                     ------------------       ------------------
    Net Cash Provided by Operating Activities                                                    34,770                   16,554
                                                                                     ------------------       ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                                (34,616)                 (16,554)
                                                                                     ------------------       ------------------
    Net Cash Applied to Financing Activities                                                    (34,616)                 (16,554)
                                                                                     ------------------       ------------------
  Net Increase in Cash                                                                              154                        -
  Cash at Beginning of Period                                                                         1                        1
                                                                                     ------------------       ------------------
  Cash at End of Period                                                              $              155                        1
                                                                                     ==================       ==================

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                                $            5,250       $            2,345
                                                                                     ------------------       ------------------
Adjustments to Reconcile Net Investment Income to
 Net Cash Provided by Operating Activities:
  Decrease in Investments                                                                        24,198                    6,403
  (Increase) Decrease in Accrued Interest and Dividend Receivables                                  800                     (368)
  Decrease in Prepaid Expenses                                                                        4                        3
  Increase (Decrease) in Legal and Professional Fees Payable                                       (191)                     377
  Decrease in Reimbursable Administrative Expenses Payable                                          (20)                       -
  Decrease in Independent General Partners' Fees Payable                                            (20)                     (42)
  Net Realized Gains on Sales of Investments                                                      4,749                    7,836
                                                                                     ------------------       ------------------
Total Adjustments                                                                                29,520                   14,209
                                                                                     ------------------       ------------------
Net Cash Provided by Operating Activities                                            $           34,770       $           16,554
                                                                                     ==================       ==================
See the Accompanying Notes to Financial Statements.

                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)

                                                                   Individual       Managing
                                                                      General        General          Limited
                                                                      Partner        Partner         Partners               Total
                                                                   ----------       --------       ----------          ----------

For the Nine Months Ended September 30, 1996
Partners' Capital at January 1, 1996                               $       28       $  4,897       $   83,551          $   88,476
Allocation of Net Investment Income                                         2          1,877            3,371               5,250
Allocation of Net Realized Gain on Investments                              1          2,702            2,046               4,749
Allocation of Net Change in Unrealized
  Depreciation From Investments                                            (3)           (24)          (8,600)             (8,627)
Cash Distributions to Partners                                             (8)        (5,149)         (29,459)            (34,616)
                                                                   ----------       --------       ----------          ----------
Partners' Capital at September 30, 1996                            $       20       $  4,303       $   50,909          $   55,232
                                                                   ==========       ========       ==========          ==========

See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                               SEPTEMBER 30, 1996
                                             (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                                                  Fair          % Of
 Principal                                                                             Investment Investment     Value         Total
Amount/Shares     Investment                                                                 Date     Cost(e)  (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)
$3,133            Anchor Advanced Products, Inc., Sr. Sub. Nt. 11.67% due 04/30/00 (c)  04/30/90   $3,133      $3,133
$4,178            Anchor Advanced Products, Inc., Jr. Sub. Nt. 17.5% due 04/30/00 (c)   04/30/90    4,178       4,178
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      827         827
132,290 Warrants  Anchor Holdings, Inc., Common Stock Purchase Warrants(d)              04/30/90        0           0
                    (13.9% of fully diluted common equity assuming exercise
                     of warrants)                                                                   8,138       8,138       14.79

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                    (8.8% of fully diluted common equity)                                           9,156       9,156       16.64

                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0
                                                                                                        0           0        0.00

                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                 07/31/92    3,680      13,404
                    (8.9% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0
                                                                                                    3,680      13,404       24.35

                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                              04/03/90   16,153       1,745
33,427 Shares     Hills Stores Company, Common Stock(a)(h)                              08/21/95    2,418         238
                    (2.5% of fully diluted common equity)                                          18,571       1,983        3.60

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                               SEPTEMBER 30, 1996
                                             (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                                                  Fair         % Of
   Principal                                                                           Investment Investment     Value        Total
 Amount/Shares    Investment                                                              Date     Cost(e)    (Note 2)  Investments
                  PLAYTEX PRODUCTS, INC.(b) - Note 5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                           03/29/90   $ 2,830    $ 1,606
                    (0.3% of fully diluted common equity)
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 09/28/90                           $3,925
                    Realized Gain                           $    9
                    45,323 Shares Common Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29
                                                                                                    2,830      1,606        2.92

                  RESTAURANTS UNLIMITED
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                  06/03/94     3,956      3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                      06/03/94         0          0
                    (1.4% of fully diluted common equity)                                           3,956      3,956        7.19

                  STANLEY FURNITURE COMPANY, INC. (b) - Note 5,13
18,511 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                  06/30/91       233        312
                    (0.4% of fully diluted common equity)                                             233        312        0.56

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $46,564    $38,555       70.05

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    SEPTEMBER 30, 1996
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94    $   443   $    459
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94         62         62
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94          9          9
                                                                                                        514        530       0.96
                  FITZ AND FLOYD/SILVESTRI (b) - Notes 5,6
$6,719            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           03/31/93      6,709      1,600
$1,581            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           07/30/93      1,578        376
988,144 Shares    FF Holding Co., Common Stock(d)                                       03/31/93         10          0
336,364 Shares    FF Holding Co., Common Stock(d)                                       07/30/93          3          0
337,155 Shares    FF Holding Co., Common Stock(d)                                       12/22/94          0          0
                                                                                                      8,300      1,976       3.59

                  FLA. ORTHOPEDICS, INC - Notes 4,5
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (d)                      08/02/93        987          0
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93          0          0
                       $3,158 12.5% Subordinated Note
                       Purchased 08/02/93                    $ 3,158
                       Surrendered 08/16/96                  $     0
                       Realized Loss                         $(3,158)
                       78,960 Common Stock
                       Purchased 08/02/93                    $   987
                       Exchanged 08/02/96
                       2,493 Series B Preferred Stock        $   987
                       Realized Gain                         $     0
                                                                                                        987          0       0.00

                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997      2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568      2,782
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          0          0
                                                                                                      7,565      5,737      10.43

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $17,366   $  8,243      14.98

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various     34,525     26,402      47.97
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various     29,405     20,396      37.06

                  TOTAL MEZZANINE INVESTMENTS                                                       $63,930   $ 46,798      85.03

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$   240           General Electric Credit Corp., 4.95% due 10/01/96                     09/19/96        240        240
$   400           American General Finance Corp., 5.10% due 10/01/96                    09/26/96        400        400
$ 7,610           American General Finance Corp., 5.30%, due 10/11/96                   09/26/96      7,593      7,599

                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                                8,233      8,239      14.97

                  TOTAL TEMPORARY INVESTMENTS                                                       $ 8,233   $  8,239      14.97

                  TOTAL INVESTMENT PORTFOLIO                                                        $72,163   $ 55,037     100.00%



(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $16 for Mezzanine Investments and $6 for
     Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Non-income producing equity security.

See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                             (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at September 30, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1996 and December 31, 1995, the Retirement Fund has in its portfolio of investments $504,150 and $739,601, respectively, of payment-in-kind notes which excludes $1,063,132 and $4,298,447, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of September 30, 1996 and December 31, 1995, the Retirement Fund has in its portfolio of investments $14,640 and $1,224,548, respectively of payment-in-kind equity.


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

Interim Financial Statements

     The financial information included in this interim report as of September 30, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     On April 1, 1996, the Retirement Fund sold its entire investment in Ghirardelli Holdings Corp. ("Ghirardelli") to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. The Retirement Fund received net proceeds from the sale of $10,980,618, which consisted of $5,624,296 as prepayment for the 13% Subordinated Note (including $88,504 of accrued interest), $3,611,207 for the common stock (of which $130,540 is being held in escrow) and $1,745,115 for the preferred stock (including $30,192 of accrued dividends). The sale resulted in a realized gain of $2,603,522 to the Retirement Fund.

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

     On August 2, 1996, the Retirement Fund entered into a Stock Purchase and Settlement Agreement with Florida Orthopedics Inc. and various other affiliated entities. In connection with this agreement, the Retirement Fund (I) surrendered its 12.5% subordinated note and, (II) exchanged all of its common stock and common stock purchase warrants for the issuance of new preferred equity and new common stock purchase warrants. The Retirement Fund realized a loss of $3.2 million on the subordinated note surrendered.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of September 30, 1996, the reserve balance was reduced to $8.2 million due to follow-on investments of $153 in Petco Animal Supplies, $1.6 million in Fitz and Floyd/Silvestri, Corporation, $128,270 in Fine Clothing, Inc., $2.5 million in Hills Stores and $1.9 million in Ghirardelli Holdings. Additionally, $5.7 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. As of August 8, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the nine months ended September 30, 1996, the Retirement Fund recorded net unrealized depreciation of $8,627,011 compared to net unrealized depreciation of $8,150,451 for the same period in 1995. As of this date, the Fund's cumulative net unrealized depreciation on investments totalled $17,149,443.

     For the three months ended September 30, 1996, the Retirement Fund recorded net unrealized appreciation of $6,947,985 as compared to net unrealized depreciation recorded for the comparable period in 1995 of $1,451,422. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

      -  Fitz and Floyd/Silvestri Corporation, on January 1, 1994.
      -  Stablex Canada, Inc. on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the nine months ended September 30, 1996 and 1995, the Retirement Fund paid $629,018 and $802,112 respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P. For the three months ended September 30, 1996 and 1995, the Retirement Fund paid $183,604 and $257,196, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.


8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the nine months ended September 30, 1996 and 1995, the Retirement Fund paid $413,547 and $452,493, respectively, in Fund Administration Fees. For the three months ended September 30, 1996 and 1995, the Retirement Fund paid $131,983 and $148,542, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1996 and 1995, the Retirement Fund incurred $79,507 and $72,127, respectively, in reimbursable expenses. For the three months ended September 30, 1996 and 1995, the Retirement Fund incurred $26,000 and $22,163, respectively, in reimbursable expenses.

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the nine months ended September 30, 1996 and 1995, the Retirement Fund incurred $144,191 and $98,375, respectively, in Independent General Partners' Fees and Expenses. For the three months ended September 30, 1996 and 1995, the Retirement Fund incurred $15,706 and $32,658, respectively, in Independent General Partners' Fees and Expenses.

10. Related Party Transactions

     The Retirement Fund's investments generally are made as co-investments with Fund II. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by the Retirement Fund involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Retirement Fund's expectation of engaging in such co-investments, the Funds, together with ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. The Retirement Fund's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

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

     During the nine months ending September 30, 1996, the Retirement Fund paid Individual General Partner distributions totaling $8,298 and Managing General Partner distributions totaling $5,148,657, which includes $5,065,680 of performance incentive fees. As of September 30, 1996, the Managing General Partner has earned a total of $28.6 million in MGP Incentive Fees of which $2.7 million is deferred in payment to the Managing General Partner as a deferred distribution amount (the "Deferred Distribution Amount") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid in full.

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

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraphs commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the defendants Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. The parties are now engaged in discovery. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. The outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case, which motion is pending. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, the outcome of this case is not determinable at this time.

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

13. Subsequent Events

     On October 15, 1996 Stanley Furniture Company, Inc. filed a registration statement with the Securities and Exchange Commission relating to a proposed secondary offering of 2.4 million shares of its common stock (plus an additional 358,902 shares subject to the underwriters' over-allotment option,) whereby, the Retirement Fund and certain affiliates of the Thomas H. Lee Company would have sold all of their shares. The Registration statement was declared effective on November 7, 1996. On November 13, 1996, the offering was amended to an aggregate of 1,150,000 shares, which includes 150,000 shares subject to the underwriters' over-allotment option. If the underwriters do not exercise the over-allotment option, Stanley Furniture has agreed to purchase such shares from the selling shareholders. Pursuant to this offering, the Retirement Fund will sell a total of 7,716 shares.

     On November 5, 1996, the Individual General Partners approved the Third Quarter 1996 cash distribution totaling $106,840, which represents $138,547 income from Temporary Investments offset by a net loss of $31,707 from Mezzanine Investments . The total amount to be distributed to the Limited Partners is $106,509 or $.60 per Unit, which is expected to be distributed on November 14, 1996. The Managing General Partner will receive a total of $301 with respect to its interest in the Retirement Fund. Thomas H. Lee, as an Individual General Partner, will receive $30 with respect to his interest in the Retirement Fund.

                                           SCHEDULE 1
                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                             FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1996
                                    (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)



                                                                 Par Value/         Investment                             Realized
SECURITY                                                   Number of Shares               Cost        Net Proceeds       Gain (Loss)
----------------------------------------------------      -----------------       ------------       -------------     ------------

FOR THE THREE MONTHS ENDED MARCH 31,1996

CST Office Products, Inc.
     Commom Stock                                                    87,051       $        696       $       1,393     $        697
     Notes                                                    $       6,790              6,790               6,857               67
     Warrants                                                        94,668                  -               1,514            1,514

----------------------------------------------------                              ------------       -------------     ------------
TOTAL FOR THE THREE MONTHS ENDED MARCH 31, 1996                                   $      7,486       $       9,764     $      2,278
----------------------------------------------------                              ------------       -------------     ------------

FOR THE THREE MONTHS ENDED JUNE 30, 1996

Ghirardelli Holding Corp.
     Notes                                                    $       5,328              5,328               5,666              338
     Common Stock                                                   616,839              1,332               3,480            2,148
     Preferred Stock                                                 15,984              1,598               1,715              117

Petco Animal Supplies
     Common Stock                                                    93,568              1,023               2,560            1,537

National Tobacco Company, LP
     Notes                                                    $       4,128              4,128               5,525            1,397
     Partnership Interest                                     $         266                266                 358               92

----------------------------------------------------                              ------------       -------------     ------------
TOTAL FOR THE THREE MONTHS ENDED JUNE 30, 1996                                    $     13,675       $      19,304     $      5,629
----------------------------------------------------                              ------------       -------------     ------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Florida Orthopedics
     Subordinated Note                                        $       3,158              3,158                   -           (3,158)

----------------------------------------------------                              ------------       -------------     ------------
TOTAL FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996                               $      3,158       $           -     $     (3,158)
----------------------------------------------------                              ------------       -------------     ------------
TOTAL FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996                                $     24,319       $      29,068     $      4,749
====================================================                              ============       =============     ============





                                                            SCHEDULE 2
                                        ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                              FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                                                      (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)

                                                        Total Unrealized Total Unrealized
                                                            Appreciation/    Appreciation/
                                                            (Depreciation)  (Depreciation)  Total Unrealized    Total Unrealized
                                                            for the three    for the nine    Appreciation/        Appreciation/
                                                             months ended    months ended   (Depreciation)         (Depreciation)
SECURITY                           Investment       Fair     September 30,    September 30,   December 31,         September 30,
                                         Cost      Value          1996            1996            1995                 1996
--------------------------          ---------   --------       ----------       ---------     -----------             ----------
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert
  Common Stock *                     $  3,680   $ 13,404       $    4,278       $  (6,274)    $    15,998             $    9,724


Hills Stores
  Common Stock *                       18,571      1,983             (487)           (764)        (15,823)               (16,587)


Playtex
  Common Stock *                        2,830      1,606             (115)            229          (1,453)                (1,224)


Stanley
  Common Stock *                          233        312              113             164             (85)                    79
                                                               ----------       ---------     -----------             ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                            $    3,789       $  (6,645)    $    (1,363)            $   (8,008)
                                                               ----------       ---------     -----------             ----------


NON PUBLIC SECURITIES:

Fitz and Floyd/Silvestri
  Common Stock *                           13          -                -               -             (13)                   (13)
  Adj. Rate Sr Subordinated Note *      8,287      1,976                -          (4,338)         (1,975)                (6,313)


FLA. Orthopedics, Inc.
  Common Stock*                           987          -                -               -            (987)                  (987)
  Subordinated Note *                       -          -            3,158           3,158          (3,158)                     -


Stablex Canada Inc.
  Subordinated Note*                    7,565      5,737                -               -          (1,828)                (1,828)
                                                               ----------       ---------     -----------             ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                                   $    3,158       $  (1,180)    $    (7,961)            $   (9,141)
                                                               ----------       ---------     -----------             ----------
REVERSAL OF UNREALIZED (APPRECIATION)
   DEPRECIATION FROM INVESTMENTS SOLD:

Petco Animal Supplies, Inc.                 -          -                -            (802)            802                      -

NET UNREALIZED APPRECIATION                                    ----------       ---------     -----------             ----------
  (DEPRECIATION)                                               $    6,947       $  (8,627)    $    (8,522)            $  (17,149)
                                                               ==========       =========     ===========             ==========

* Restricted securities.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

     As of September 30, 1996, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds available for investment by the Retirement Fund as of September 30, 1996 were $81,712,427, after adjusting for returns of capital distributed to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

     As of September 30, 1996, the Retirement Fund had outstanding a total of $63,928,725 invested in Mezzanine Investments representing $46,563,125 Managed and $17,365,600 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments comprised of commercial paper with maturities of less than one month.

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

     Upon the consummation of the sale of Snapple Common Stock in December 1994, the Retirement Fund received proceeds of approximately $78 million. As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund received incentive fees from this transaction to the extent certain returns of capital and priority returns were achieved. The Managing General Partner was entitled to an incentive MGP distribution of approximately $21 million, approximately $6.7 million of which was deferred in payment (the "Deferred Distribution Amount") to the Managing General Partner in accordance with the Partnership Agreement. This Deferred Distribution Amount was distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise payable to Limited Partners from distributable cash from operations instead were payable to the Managing General Partner until the Deferred Distribution Amount was paid in full. As a result of prior sales transactions that generated net distrubutable cash proceeds and Deferred Distribution Amounts, the Deferred Distribution Amount owed to the Managing General Partner subsequent to the November 14, 1996 distribution is $2,711,602.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of September 30, 1996, the reserve balance was reduced to $8.2 million due to follow-on investments of $153 in Petco Animal Supplies, $1.6 million in Fitz and Floyd/Silvestri, Corporation, $128,270 in Fine Clothing, Inc., $2.5 million in Hills and $1.9 million in Ghirardelli. Additionally, $5.7 million of the reserve was returned to the partners during 1995. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. As of August 8, 1996, the Independent General Partners have approved retention of the reserve at its current level.

     On February 6, 1996, the New York State Supreme Court, County of New York, issued a decision in Winston v. Mezzanine Investments et al., L.P. No. 28657/91 (the "Winston Litigation"), opining that the incentive distributions made to the managing general partner of ML-Lee Acquisition Fund, L.P. (Fund I") had been incorrectly calculated under Fund I's Amended and Restated Agreement of Limited Partnership and that, under what the Court concluded was the correct methodology, the managing general partner of Fund I had been overpaid. The defendants in the Winston Litigation have stated that they intend to appeal the decision. If the methodology adopted by the Court in the Winston Litigation were affirmed on appeal and were applied to the Retirement Fund, the incentive distributions heretofore paid by the Retirement Fund to the Retirement Fund's Managing General Partner may have been understated and the computation of such incentive distribution may be subject to adjustment on a retroactive and going forward basis. Whether the Managing General Partner has, in fact, been underpaid and the amount of any such underpayment, depends upon the future performance of the Retirement Fund , whether the decision in the Winston Litigation is affirmed and whether it is applied to the Retirement Fund. The Retirement Fund believes it has sufficient funds to pay any additional amounts that could be payable to the Managing General Partner in such regard.

     Operating performance at Fitz & Floyd/Silvestri, Corp., a Non-Managed Company in the Retirement Fund's portfolio, has fallen substantially below plan. On March 29, 1996, Fitz & Floyd filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, and continued operating the business as debtor-in-possession. While in Chapter 11, Fitz & Floyd divested its Silvestri Division and used the proceeds to pay down the pre-petition balance on its revolving line of credit. Subsequently, Syratech Corporation, the acquirer of the Silvestri Division, agreed to finance the necessary credit enhancement requested by the Company's provider of debtor-in-possession financing. The Retirement Fund obtained bankruptcy court authority to exercise its rights under a pledge of the stock of Fitz & Floyd. Subsequently, an officer of the Investment Advisor was appointed the sole director of Fitz & Floyd. The Investment Advisor is Chairman of the unsecured creditors committee and is working to implement a plan of reorganization.

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

     For the nine months ended September 30, 1996, the Retirement Fund had investment income of $7,498,974 as compared to $4,626,991 for the same period in 1995. The increase of $2,871,983 in 1996 investment income as compared to 1995 is due to the recognition of interest income from PIK securities related to the sale of CST Office Products, Inc.

     For the three months ended September 30, 1996, the Retirement Fund had investment income of $860,888 as compared to $1,476,782 for the same period in 1995.

     Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.

     Legal and Professional Fees are primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional Fees for the nine months ended September 30, 1996 and 1995 were $979,937 and $853,745, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings. Legal and Professional fees for the three months ended September 30, 1996 and 1995 were $179,293 and $536,470, respectively.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the nine months ended September 30, 1996 and 1995 was $629,018 and $802,112, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. For the three months ended September 30, 1996 and 1995, the Investment Advisory Fee paid to the Investment Advisor was $183,604 and $257,196, respectively.

     The Fund Administration Fee paid to the Fund Administrator for the nine months ended September 30, 1996 and 1995 was $413,547 and $452,493, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions. For the three months ended September 30, 1996 and 1995, the Retirement Fund paid $131,983 and $148,542, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1996 and 1995, the Retirement Fund incurred $79,507 and $72,127, respectively, in reimbursable expenses. For the three months ended September 30, 1996 and 1995, reimbursable expenses totaled $26,000 and $22,163, respectively.

     For the nine months ended September 30, 1996, the Retirement Fund had net investment income of $5,249,592 as compared to $2,344,587 for the same period in 1995. The increase of $2,905,005 in 1996 net investment income as compared to 1995 is due to the recognition of interest income from PIK securities related to the sale of CST Office Products, Inc. For the three months ended September 30, 1996, the Retirement Fund had net investment income of $323,233 as compared to $478,557 for the same period in 1995.

Net Assets

     The Retirement Fund's net assets decreased by $33,243,753 during the nine months ended September 30, 1996 due to the payment of cash distributions to partners of $34,615,569 and net unrealized depreciation of $8,627,011 partially offset by realized gains from the sales of securities of $4,749,235 and net investment income of $5,249,592. This compares to the decrease in net assets of $14,523,140 for the nine months ended September 30, 1995 resulting from the payment of cash distributions to partners of $16,553,571 and net unrealized depreciation of $8,150,451 partially offset by net investment income of $2,344,587 and realized gains from investments of $7,836,295.


Unrealized Appreciation and Depreciation on Investments

     For the nine months ended September 30, 1996, the Retirement Fund recorded net unrealized depreciation of $8,627,011 compared to net unrealized depreciation of $8,150,451 for the same period in 1995. As of this date, the Fund's cumulative net unrealized depreciation on investments totalled $17,149,443. For further information see the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

     For the three months ended September 30, 1996, the Retirement Fund recorded net unrealized appreciation of $6,946,985 as compared to net unrealized depreciation recorded for the comparable period in 1995 of $1,451,422.

     The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at September 30, 1996.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

Realized Gains and Losses

     For the nine months ended September 30, 1996, the Retirement Fund had a net realized gain from the sales of investments of $4,749,235 as compared to $7,836,295 in realized gains for the same period in 1995.

     For the three months ended September 30, 1996, the Retirement Fund had a net realized loss from investments of $3,158,400. No realized gains or losses were recorded for the comparative period in 1995.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On November 5, 1996, the Individual General Partners approved the Third Quarter 1996 cash distribution totaling $106,840, which represents $138,547 income from Temporary Investments offset by a net loss of $31,707 from Mezzanine Investments . The total amount to be distributed to the Limited Partners is $106,509 or $.60 per Unit, which is expected to be distributed on November 14, 1996. The Managing General Partner will receive a total of $301 with respect to its interest in the Retirement Fund. Thomas H. Lee, as an Individual General Partner, will receive $30 with respect to his interest in the Retirement Fund.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

        Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending
                      September 30, 1996.

     (b) Reports on form 8-K:   None

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1996.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: November 14, 1996    /s/  Audrey Bommer
                                 Audrey Bommer
                                 Vice President and Treasurer
                                 (Chief Financial Officer)


Dated: November 14, 1996    /s/  Roger F. Castoral, Jr.
                                 Roger F. Castoral, Jr.
                                 Vice President and Assistant Treasurer
                                 (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1996.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: November 14, 1996    Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)



Dated: November 14, 1996    Roger F. Castoral, Jr.
                            Vice President and Assistant Treasurer
                            (Principal Accounting Officer)