Form 10-K
period 1996-12-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1997-03-27
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

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

                                   Part I

Item l.    Business

Formation

     ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") (formerly T.H. Lee Acquisition Fund (Retirement Accounts) II, L.P.) was formed along with ML-Lee Acquisition Fund II, L.P. ("Fund II"); collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989.

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

     The Retirement Fund has elected to operate as a business development company under the Investment Company Act of 1940 as amended("Investment Company Act"). The Retirement Fund's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. The Retirement Fund may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing. The Retirement Fund considers this activity to constitute a single industry segment of mezzanine financing investing.

     The Retirement Fund invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Retirement Fund's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. The Retirement Fund was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of the Retirement Fund's investment period terminated at various times through December 18, 1993.

     The Funds together offered an aggregate of 1 million units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission pursuant to a Registration Statement on Form N-2 (File No. 33-25816), effective September 6, 1989. The information set forth under the heading "Risk and Other Important Factors", "Estimated Use of Proceeds", "Mezzanine Financing" and "Investment Objectives and Policies" on pages 21 through 46 and "Conflicts of Interest" on pages 79 through 82 in the Prospectus of the Retirement Fund dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

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

     Mezzanine and Bridge Investments

     At December 31, 1996, the Retirement Fund had outstanding a total of $63.8 million invested in Mezzanine Investments representing $46.5 million Managed and $17.3 million Non-Managed portfolio investments. At December 31, 1996, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     The Retirement Fund's reinvestment period ended on December 18, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS SOLD DURING 1996

CST Office Products Corp. ("CST")

     CST is a provider of stock computer forms to the resale market. CST operates several manufacturing plants throughout the U.S., which produce business forms and related office products. On March 22, 1996, the Retirement Fund sold its entire investment in CST and realized a gain of $2.3 million and recognized $3.9 million of interest income for payment in kind notes previously classified as non-accrual. Net Distributable proceeds of $42.04 per Unit were distributed on May 3, 1996 to Limited Partners of record as of the date of such sale.

Ghirardelli Holdings Company ("Ghirardelli")

     Ghirardelli is a marketer of premium chocolate products. Ghirardelli's products are sold through a variety of distribution channels including three company-owned retail shops, two of which are located in Ghirardelli Square, a prominent San Francisco landmark.

     On April 1, 1996, the Retirement Fund sold its entire investment in Ghirardelli to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. The Retirement Fund realized a gain of $2.6 million on this transaction. Net Distributable proceeds of $46.38 per Unit were distributed on May 3, 1996 to Limited Partners of record as of the date of such sale.

National Tobacco Company

     National Tobacco Company is a producer of loose-leaf chewing tobacco in the United States whose product is primarily sold under the Beech-Nut brand name. On May 17, 1996, the Retirement Fund sold its entire investment in National Tobacco Company and received net proceeds of $5.9 million. The Retirement Fund realized a gain of $1.5 million on this transaction.

Petco Animal Supplies, Inc. ("Petco")

     Petco is a leading retailer of premium pet food and supplies, operating more stores than any other specialty pet food and supply retailer in the United States.

     On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 5 million shares of Common Stock. Of the 5 million shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Retirement Fund. The offering was effected on April 30, 1996, and on this date, the Retirement Fund sold its entire investment in Petco, which consisted of 93,568 shares of Common Stock. The Retirement Fund realized a gain of $1.5 million on the sale.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES

     The following is a brief description of the companies in the Retirement Fund's Managed Company portfolio during the year ended December 31, 1996:

     Anchor Advanced Products, Inc. ("Anchor")

     Anchor is a large manufacturer of toothbrushes and cosmetic packaging products. Anchor holds a major share of the U.S. market for contract manufacturing of toothbrushes, supplying many of the brand marketers. In addition, Anchor has a strong position in key areas of the cosmetic packaging market, including nail polish brushes, mascara packages and applicators and lipstick packaging products. This investment is valued at cost at December 31, 1996.

     Big V Supermarkets, Inc. ("Big V")

     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost at December 31, 1996.

     Cole National Corp. ("Cole")

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at cost at December 31, 1996.

     First Alert, Inc. ("First Alert")

     First Alert is a designer and manufacturer of residential smoke detectors, fire extinguishers, portable rechargeable lights and other security and safety products. The Retirement Fund owns 2,281,524 shares of First Alert common stock. The closing market price at December 31, 1996 reflects unrealized depreciation of $12 million for the year ended December 31, 1996, bringing the aggregate net unrealized appreciation through December 31, 1996 to $4.0 million.

     Hills Stores Company ("Hills")

     Hills is an operator of discount department stores in the Northeast and Midwest and offers a broad selection of merchandise at everyday low prices, targeted primarily at the female shopper. The Retirement Fund recorded net unrealized depreciation of approximately $1.1 million on this investment for the year ended December 31, 1996. The closing market price of this investment reflects an aggregate net unrealized depreciation of approximately $16.9 million through December 31, 1996.

     Playtex Products, Inc. ("Playtex")

     Playtex manufactures and sells feminine hygiene and nursery products, household rubber gloves, toothbrushes and Jhirmack and LaCoupe haircare products. The Retirement Fund's year-end valuation of this investment reflects approximately $91,000 of unrealized appreciation recorded for the year ended December 31, 1996 and $1.4 million of cumulative net unrealized depreciation through December 31, 1996.

     Stanley Furniture Company, Inc. ("Stanley Furniture")

     Stanley Furniture designs, manufactures and markets furniture and fabric products.

     On November 13, 1996, Stanley Furniture completed a public offering of 1,000,000 shares of common stock at $16.00 per share. Following the offering, Stanley purchased a total of 150,000 shares from the selling shareholders including the Retirement Fund at the same price per share. Pursuant to these transactions, the Retirement Fund sold a total of 7,716 shares of Stanley Furniture common stock for a net price of $15.12 per share. Fund II received total proceeds of $116,666 and recognized a gain of approximately $20,000.

     Based upon the closing bid price at December 31, 1996, the Retirement Fund's valuation of Stanley Furniture reflects an aggregate of approximately $79,000 in net unrealized appreciation through December 31, 1996.

    During February 1997, the Retirement Fund sold an additional 218 shares of Stanley common stock pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended. Total proceeds from the sale were approximately $5,232.

     Cinnabon International, Inc. ("Cinnabon") (formerly Restaurants Unlimited)

     On August 7, 1996, Restaurants Unlimited, Inc sold its full service restaurant business division to a company owned and controlled by certain members of the Company's management group. As part of the agreement to sell the restaurant division, the Company agreed to change its name from Restaurants Unlimited, Inc., to Cinnabon and agreed to modify the terms of its Class A and B Preferred Stock, resulting in the buyer of the restaurant division having indirect responsibility for payment of one-third of the obligation to the preferred stockholders. Proceeds from the sale of approximately $24.5 million were used to pay down Cinnabon's then existing bank debt.

     Cinnabon operates and franchises a national chain of specialty cinnamon roll bakeries in more than 250 locations, operating under the Cinnabon World Famous Cinnamon Rolls brand name. The investment in Cinnabon is valued at cost at December 31, 1996.

     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES

     The following is a brief description of the companies in the Retirement Fund's Non-Managed Company portfolio during the year ended December 31, 1996:

     BioLease, Inc. ("BioLease")

     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. The investment in BioLease is valued at amoritized cost at December 31, 1996.

     Fitz and Floyd Corporation ("FFSC")

     During 1996, FFSC filed a voluntary petition for protection under Chapter 11 of the US Bankruptcy Code. The Retirement Fund has surrendered its equity holdings in FFSC, which resulted in a realized loss of approximately $13,000. As of December 31, 1996, the Retirement Fund wrote down the Senior Adjustable Rate Notes to $2.0 million, which resulted in aggregate unrealized depreciation of $6.3 million on this investment. See Note 4 to the financial statements for more information.

     FLA. Orthopedics, Inc.

     FLA. Orthopedics, headquartered in Miami, manufactures, markets and distributes production in two major lines of business: ergonomically designed safety products and orthopedic soft goods. On August 2, 1996, the Retirement Fund surrendered its 12.5% subordinate note and exchanged all common equity for preferred stock and new common stock purchase warrants. The Retirement Fund realized a loss of $3.2 million on the note surrendered.

     As of December 31, 1996, the Retirement Fund has valued its remaining investment in FLA. Orthopedics, Inc. at zero, which resulted in cumulative unrealized depreciation of $987,000.

     Soretox

     Soretox, through its wholly-owned subsidiary Stablex Canada Inc., is an inorganic hazardous waste management company operating in Eastern Canada and the Northeastern United States. The Retirement Fund is currently not accruing interest on this investment. The Retirement Fund's year end valuation reflects total unrealized depreciation of approximately $1.8 million through December 31, 1996.

     Competition

     The  Retirement   Fund  has  completed  its   investment   period  and  its
reinvestment program and, therefore, will no longer have to compete for investments. A majority of the portfolio companies are participating in extremely competitive businesses.

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

Item 3. Legal Proceedings

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs' have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending motion. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. In the opinion of legal council, the outcome of this case is not determinable at this time.

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraphs commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the defendants Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. The parties are now engaged in discovery. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. In the opinion of legal council, the outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996, the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants. In the opinion of legal council, the outcome of this case is not determinable at this time.

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of the Retirement Fund during the fourth quarter of the year ended December 31, 1996.

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

     The approximate number of Unit holders as of January 1, 1997, the last effective date of transfer (as described below), was 20,267. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partner interests.

        Effective November 9, 1992, MLPF&S introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists Merrill Lynch clients wishing to buy or sell limited partnership interests, but does not represent an established trading market for the Units.

     Beginning with the December 1994 client account statements, MLPF&S implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports the General Partner's estimates of limited partnership net asset value to Unit holders. Pursuant to such MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as the Retirement Fund's Units) will be provided two times per year to MLPF&S by independent services. These estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements and month-end account statements through May of the following year, and on information available to the services on March 31st for reporting on June through November MLPF&S client account statements of the same year. MLPF&S clients may contact their MLPF&S Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Retirement Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Retirement Fund's current net asset value upon the liquidation of the Retirement Fund's assets over its remaining life.

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

     Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transferred and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.

Cash Distributions

     The Retirement Fund has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. The Retirement Fund's ability to make future cash distributions is restricted. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - the information contained, which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule

                                                                      For the Years Ended December 31,
TOTAL FUND INFORMATION:                         1996             1995             1994               1993              1992
                                            -----------      ------------      ------------      -------------     -------------

Net Investment Income                       $ 5,516,846       $ 3,071,361      $  5,571,207       $  4,904,017     $  10,308,795

Net Realized Gain on Investments              4,755,563         9,262,616        74,326,557         15,978,135           943,644

Net Change in (Depreciation)
   Appreciation on Investments              (14,768,911)      (28,395,532)     (114,349,601)        94,671,310        48,214,869

Cash Distributions to Partners               34,722,409        29,053,844       110,407,812         42,359,885        11,613,395

Net Assets                                   49,257,119        88,476,031       133,591,430        278,451,079       205,257,502

Cost of Mezzanine Investments                63,818,387        88,353,161        96,897,659        105,516,167       111,813,880

Total Assets                                 49,627,131        89,303,296       134,369,173        279,629,574       206,423,808

PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                           $     35.32       $     30.42      $      47.26       $      51.37     $       78.40

Expenses                                          15.56            (18.88)           (21.99)            (25.62)           (20.51)
                                            -----------       -----------      ------------       ------------     -------------
Net Investment Income                       $     19.76       $     11.54      $      25.27       $      25.75     $       57.89
                                            -----------       -----------      ------------       ------------     -------------

Net Realized Gains on Sales of Investments        21.99             43.12            302.22              81.82              5.30

Net Change in Unrealized (Depreciation)
 Appreciation on Investments                     (82.94)          (159.46)          (642.18)            531.67            270.77

Cash Distributions                               166.55  (a)       138.43            526.12             237.89             65.22

Cumulative Cash Distributions                  1,256.87          1,090.32            951.89             425.77            187.88

Net Asset Value                              $   262.93        $   470.67      $     713.90         $ 1,554.72       $  1,153.37


(a) Includes $20.4 million or $114.94 per limited partnership Unit return of capital from the sale of portfolio investments during 1996.

      See Cash Distributions Schedule for additional information, including return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     As of December 31, 1996, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds available for investment by the Retirement Fund as of December 31, 1996 were $96 million, after adjusting for returns of capital distributed to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

     At December 31, 1996, the Retirement Fund had outstanding a total (at cost) of $63.8 million invested in Mezzanine Investments representing $46.5 million Managed and $17.3 million Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than one month.

     The Retirement Fund invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Retirement Fund's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. The Retirement Fund was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of the Retirement Fund's investment period terminated at various times through December 18, 1993.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any incentive distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution
Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of March 20, 1997, there is a Deferred Distribution Amount owed to the Managing General Partner of $2,528,616.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of March 20, 1997, the reserve balance was reduced to $7.2 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $5.7 million of the reserve had been returned to the partners during 1995 and $1 million was returned to partners as part of the fourth quarter cash distribution made on February 14, 1997. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. During 1996, the Independent General Partners have approved a follow on investment in FFSC, Inc. of approximately $1.6 million, which has not been funded as of March 20, 1997.

     All net proceeds from the sale of Mezzanine Investments received by the Retirement Fund in the future will be distributed to its partners unless applied to or set aside for expenses or follow-on investments.

     The proportion of distributions provided by net investment income has decreased significantly from prior years due primarily to increased sales and redemptions of Mezzanine Investments and a resulting decrease in investment income as those holdings cease to generate interest income. Pursuant to the terms of the Partnership Agreement, all net investment income from Mezzanine Investments will be distributed to the Managing General Partner until the Managing General Partner receives an amount equal to any outstanding Deferred Distribution Amount. Given these circumstances, it is expected that the majority of future cash distributions to Limited Partners will almost entirely be derived from gains and recovered capital from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, which are estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

Investment in High-Yield Securities

     The Retirement Fund invested primarily in subordinated debt and preferred stock securities ("High-Yield Securities"), generally linked with an equity participation, issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings. High-Yield Securities are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with High-Yield Securities than with investment grade securities because High-Yield Securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and generally there is no quoted market for such securities.

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

     Certain issuers of Securities held by the Retirement Fund (First Alert, Hills, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least three years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the year ended December 31, 1996, the Retirement Fund had investment income of $8.3 million as compared to $6.4 million for the same period in 1995 and $9.5 million for the same period in 1994. The increase in investment income from 1995 to 1996 is due primarily to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc. The decrease in 1995 investment income from 1994 is due primarily to the decline in short-term interest income stemming from the decrease in short term interest rates and in the amount of Temporary Investments held by the Retirement Fund after distributions of return of capital to partners. Also contributing to this decrease was the sale of Mezzanine Investments during 1995.

     Major  expenses for the period  consisted of Legal and  Professional  Fees,
Investment   Advisory  Fees  and  Fund   Administration  Fees  and  Reimbursable
Administrative Expenses.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Professional fees for the years ended December 31, 1996, 1995 and 1994 were $1.1 million, $1.4 million and $1.7 million, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser by the Retirement Fund for the years ended December 31, 1996, 1995 and 1994 was $807,939, $1.1 million and $1.2 million, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital to Partners and realized losses on investments.

     The Fund Administration Fees paid to the Fund Administrator by the Retirement Fund for the years ended December 31, 1996, 1995 and 1994 were $544,478, $602,002 and $633,558, respectively, and were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and realized losses. These decreases in Fund Administration Fees are a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1996, 1995 and 1994, the Retirement Fund incurred $110,370, $100,721 and $220,205, respectively, in reimbursable expenses.

     For the year ended December 31, 1996, the Retirement Fund had net investment income of $5.5 million, as compared to $3.1 million for the same period in 1995 and $5.6 million for the same period in 1994. The increase in net investment income from 1995 to 1996 is the result of additional payment-in-kind interest income recorded upon the sale of CST in the first quarter of 1996 and lower Investment Advisory, Fund Administration and Legal and Professional Fees recorded in 1996. The decrease in 1995 as compared to 1994 net investment income is primarily attributable to a decrease in income from Mezzanine Investments and Temporary Investments partially offset by lower expenses, primarily Legal and Professional Fees.

Net Assets

     The Retirement Fund's net assets decreased by $39.2 million during the year ended December 31, 1996, due to the payment of cash distributions to partners of $34.7 million ($20.5 million of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $14.8 million, partially offset by net investment income of $5.5 million and realized gains of $4.8 million from the sale of Mezzanine Investments.

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1996, the Retirement Fund recorded net unrealized depreciation of $14.8 million of which $12.8 million was related to net depreciation in market value of publicly traded securities held as of December 31, 1996. The unrealized depreciation for 1996 can be attributed primarily to the decrease in value of the Retirement Fund's investment in First Alert and Hills Stores Company at December 31, 1996, as well as the reversal of unrealized appreciation of Petco upon the sale of Petco Securities held by the Retirement Fund. This compares to a net unrealized depreciation of $28.4 million for the same period in 1995 of which $23.3 million was related to net depreciation in market value of publicly traded securities. The Retirement Fund's cumulative net unrealized depreciation on investments as of December 31, 1996 totaled $23.2 million.

     The Retirement Fund's valuation of the common stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at December 31, 1996.

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

     Appoximately 53% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

     The First Alert, Hills, Playtex and Stanley Furniture securities held by the Retirement Fund are restricted securities under the SEC's Rule 144 and can only be sold under that rule in a registered public offering or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Retirement Fund may be considered an affiliate of First Alert and Stanley Furniture pursuant to Rule 144 under the Securities Act of 1993 and, therefore, any resale of securities of those companies under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Playtex and Stanley Furniture securities held by the Retirement Fund do not necessarily represent the prices at which these securities could currently be sold.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the year ended December 31, 1996, the Retirement Fund had net realized gains from investments of $4.8 million as compared to $9.2 million and $74.3 million for the same periods in 1995 and 1994, respectively.

        For additional information, please refer to Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On February 3, 1997, the Individual General Partners approved the fourth quarter 1996 cash distribution totalling $1,361,776 which represents net investment income of $183,864 from Mezzanine Investments, net investment income from Temporary Investments of $61,246 and net Distributable Capital Proceeds from the sale of Stanley Furniture common stock of $116,666 (which includes return of capital of $97,093). Additionally, a return of the reserve for follow-on investments of $1 million was included with the fourth quarter distribution. The total amount distributed to Limited Partners was $1,175,149 or $6.62 per Unit, which was paid on February 14, 1997. The Managing General Partner received a total of $3,310 with respect to its interest in the Retirement Fund and $182,986 in incentive distributions. Thomas H. Lee, as an Individual General Partner, received $331 with respect to his interest in the Retirement Fund.

Cash Distributions
    The following  table  represents  distributions  approved by the  Individual
General Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. since inception (November 10, 1989):

                         Total            Limited                    Per Unit    Managing                   Individual
                      Distributed        Partners                    Return of    General     Incentive       General
                         Cash             Amount        Per Unit      Capital     Partner      Fee (b)        Partner
                      -----------       ----------     --------      ---------   ---------    ---------     ----------
Fourth Quarter 1989   $  1,049,749    $  1,046,507    $    6.59        $     -   $  2,947    $       -     $      295
First Quarter 1990       2,906,023       2,897,045        16.32              -      8,162                         816
Second Quarter 1990      3,586,751       3,479,294        19.60              -     10,073       96,377          1,007
Third Quarter 1990       2,735,077       2,726,630        15.36              -      7,679            -            768
Fourth Quarter 1990      4,076,832       3,891,129        21.92              -     11,446      173,112          1,145
First Quarter 1991       2,297,038       2,289,944        12.90              -      6,449            -            645
Second Quarter 1991      2,919,747       2,910,729        16.90              -      8,198            -            820
Third Quarter 1991       2,327,308       2,320,120        13.07              -      6,535            -            653
Fourth Quarter 1991      2,646,044       2,637,873        14.86              -      7,428            -            743
First Quarter 1992       3,055,858       3,046,157        17.16              -      8,843            -            858
Second Quarter 1992      3,272,572       3,262,726        18.38              -      8,927            -            919
Third Quarter 1992       2,638,921       2,630,772        14.82              -      7,408            -            741
Fourth Quarter 1992      2,897,119       2,888,169        16.27              -      8,136            -            814
Snapple Distribution
  on 4/13/93            12,786,849      12,747,352        71.81          71.81     35,906            -          3,591
First Quarter 1993      19,889,862      19,828,426       111.70          97.16     55,851            -          5,585
Second Quarter 1993      1,230,430       1,226,629         6.91           3.49      3,455            -            346
Third Quarter 1993       5,555,625       5,538,468        31.20           1.89     15,597            -          1,560
Fourth Quarter 1993     13,364,699      11,905,931        67.07              -     38,388    1,416,541          3,839
First Quarter 1994      14,934,550      14,117,768        79.53          72.50     41,938      770,650          4,194
Second Quarter 1994      3,184,138       2,792,311        15.73          10.00      8,941      381,992            894
Third Quarter 1994         810,197         807,693         4.55           2.79      2,276            -            228
Snapple Distribution
  on 12/15/94           78,114,228      63,770,489       359.24          13.81    237,847   14,082,107         23,785
Fourth Quarter 1994        279,288         221,894         1.25              -        627       56,704             63
EquiCredit Distribution
  on 2/14/95             8,303,171       6,860,956        38.65           3.82     24,411    1,415,363          2,441
First Quarter 1995       5,893,413       4,899,415        27.60          26.48     13,801      978,817          1,380
Second Quarter 1995      2,077,699       1,352,664         7.62            .38      4,820      719,733            482
Third Quarter 1995       1,890,622       1,088,166         6.13           5.61      3,069      799,080            307
Sun Pharmaceuticals
  Distribution on
  12/11/95              10,609,652      10,150,307        57.18          51.57     28,591      427,895          2,859
Fourth Quarter 1995         19,587          19,527          .11              -         55            -              5
CST Distribution on
  5/3/96                13,796,491       9,773,975        55.06          42.04     27,529    3,992,234          2,753
First Quarter 1996         765,250          76,331          .43              -        217      688,680             22
Ghirardelli
  Distribution on
  5/3/96                10,731,976      10,698,829        60.27          46.38     30,134            -          3,013
Second Quarter 1996      9,302,264       8,889,952        50.08          26.52     25,043      384,765          2,504
Third Quarter 1996         106,839         106,509          .60              -        300            -             30
Fourth Quarter 1996      1,361,776       1,175,149         6.62           6.17      3,310      182,986            331
                      ------------    ------------    ---------      ---------  ---------  -----------      ---------
Totals                $251,417,645    $224,075,836    $1,263.49      $  482.42  $ 704,337  $26,567,036(c)   $  70,436
                      ============    ============    =========      =========  =========  ===========      =========

(a)     Distributions are paid no later than 45 days after the end of each quarter.

(b)     Incentive distribution to the Managing General Partner for exceeding the cumulative  Priority  Return on Mezzanine  Investments to Limited Partners.

(c)     Subsequent to the  Distribution  paid on February 14, 1997, there was a
        Deferred  Distribution  Amount  outstanding  of $2,528,616 or $14.24 per Limited
        Partner Unit that is payable to the Managing General  Partner.  This amount will be paid to the Managing General Partner from certain future  Distributable  Cash from Operations until the Deferred Distribution Amount is paid in full.

Item 8.    Financial Statements and Supplementary Data




             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
  As of December 31, 1996 and December 31, 1995

Statements of Operations
  For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in Net Assets
  For the Years Ended December 31, 1996, 1995 and 1994

Statements of Cash Flows
  For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in  Partners'  Capital
  For the Years Ended December 31, 1996, 1995 and 1994

Schedule of Portfolio Investments - December 31, 1996

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses - Schedule 1

Supplementary Schedule of Unrealized Appreciation and Depreciation - Schedule 2

                       Report of Independent Accountants



To the General and Limited Partners of
ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Fund") at December 31, 1996 and 1995, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1996 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $40,547,088 at December 31, 1996 (82.3% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. We have reviewed the procedures used by the Managing General Partner and the Investment Adviser in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

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



PRICE WATERHOUSE LLP


New York, New York
March 20, 1997
execpt as to Note 13 which is as of March 26, 1997

                         ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                        (DOLLARS IN THOUSANDS)

                                                                                 December 31, 1996   December 31, 1995
                                                                                 -----------------   -----------------
ASSETS:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $46,467
      at December 31, 1996 and $63,435 at December 31, 1995)                       $        32,302     $        62,874
    Non-Managed Companies (amortized cost $17,353
      at December 31, 1996 and $24,931 at December 31, 1995)                                 8,244              16,970
    Temporary Investments, at amortized cost (cost $8,390
      at December 31, 1996 and $8,202 at December 31, 1995)                                  8,405               8,218
Cash  (of which $131 is restricted at December 31, 1996)                                       141                   1
Accrued Interest Receivable - Note 2                                                           531               1,237
Prepaid Expenses                                                                                 4                   4
                                                                                   ---------------     ---------------
TOTAL ASSETS                                                                       $        49,627     $        89,304
                                                                                   ===============     ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                            $           119     $           311
    Reimbursable Administrative Expenses Payable - Note 8                                       35                  46
    Independent General Partners' Fees Payable - Note 9                                         28                  45
    Deferred Interest Income - Note 2                                                          188                 426
                                                                                   ---------------     ---------------
Total Liabilities                                                                              370                 828
                                                                                   ---------------     ---------------

Partners' Capital - Note 2
    Individual General Partner                                                                  18                  28
    Managing General Partner                                                                 2,566               4,897
    Limited Partners (177,515 Units)                                                        46,673              83,551
                                                                                   ---------------     ---------------
Total Partners' Capital                                                                     49,257              88,476
                                                                                   ---------------     ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $        49,627     $        89,304
                                                                                   ===============     ===============

               See the Accompanying Notes to Financial Statements.

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF OPERATIONS
                                     (DOLLARS IN THOUSANDS)

                                                                   Year Ended          Year Ended          Year Ended
                                                               ----------------    ----------------    ----------------
                                                              December 31, 1996   December 31, 1995   December 31, 1994
                                                               ----------------    ----------------    ----------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                       $          7,557    $          5,530    $          8,277
Discount & Dividends                                                        730                 903               1,209
                                                               ----------------    ----------------    ----------------
    TOTAL INCOME                                                          8,287               6,433               9,486
                                                               ----------------    ----------------    ----------------
EXPENSES:
Investment Advisory Fee - Note 7                                            808               1,064               1,202
Fund Administration Fee - Note 8                                            544                 602                 634
Reimbursable Administrative Expenses-Note 8                                 110                 101                 220
Legal and Professional Fees                                               1,125               1,389               1,659
Independent General Partners' Fees and Expenses - Note 9                    179                 201                 155
Amortization of Deferred Organization Expenses - Note 2                      --                  --                  40
Insurance Expense                                                             4                   5                   5
                                                               ----------------    ----------------    ----------------
    TOTAL EXPENSES                                                        2,770               3,362               3,915
                                                               ----------------    ----------------    ----------------

NET INVESTMENT INCOME                                                     5,517               3,071               5,571
                                                               ----------------    ----------------    ----------------
Net Realized Gain on Investments - Note 4 and Schedule 1                  4,756               9,263              74,327
Net Change in Unrealized Depreciation                          ----------------    ----------------    ----------------
  from Investments - Note 5 and Schedule 2:
  Publicly Traded Securities                                            (13,603)            (23,262)           (111,096)
  Nonpublic Securities                                                   (1,166)             (5,133)             (3,254)
                                                               ----------------    ----------------    ----------------
SUBTOTAL                                                                (14,769)            (28,395)           (114,350)
                                                               ----------------    ----------------    ----------------
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS                     (4,496)            (16,061)            (34,452)
Less:  Incentive Fees Earned by Managing General Partner                 (2,566)             (2,592)            (21,518)
                                                               ----------------    ----------------    ----------------
NET DECREASE AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                 $         (7,062)   $        (18,653)   $        (55,970)
                                                               ================    ================    ================


                         See the Accompanying Notes to Financial Statements.

                     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               STATEMENTS OF CHANGES IN NET ASSETS
                                         (DOLLARS IN THOUSANDS)

                                                                  Year Ended         Year Ended         Year Ended
                                                             December 31, 1996  December 31, 1995  December 31, 1994
                                                               ---------------    ---------------    ---------------

FROM OPERATIONS:

Net Investment Income                                          $         5,517    $         3,071    $         5,571

Net Realized Gain on Investments                                         4,756              9,263             74,327

Net Change in Unrealized Depreciation
   From Investments                                                    (14,769)           (28,395)          (114,350)
                                                               ---------------    ---------------    ---------------

Net Decrease in Net Assets Resulting from Operations                    (4,496)           (16,061)           (34,452)

Cash Distributions to Partners                                         (34,723)           (29,054)          (110,408)
                                                               ---------------    ---------------    ---------------


Total Decrease                                                         (39,219)           (45,115)          (144,860)

NET ASSETS:

Beginning of Year                                                       88,476            133,591            278,451
                                                               ---------------    ---------------    ---------------

End of Year                                                    $        49,257    $        88,476    $       133,591
                                                               ===============    ===============    ===============


                       See the Accompanying Notes to Financial Statements.

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)
                                                                           Year Ended         Year Ended         Year Ended
                                                                      December 31, 1996  December 31, 1995  December 31, 1994
                                                                        ---------------    ---------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                               $         8,856    $         5,763    $        10,001
  Fund Administration Fee                                                          (544)              (602)              (634)
  Investment Advisory Fee                                                          (808)            (1,064)            (1,202)
  Independent General Partners' Fees and Expenses                                  (196)              (218)              (147)
  (Purchase) Sale of Temporary Investments, Net                                    (188)             8,127             20,797
  Purchase of Portfolio Company Investments                                          --             (1,865)            (6,887)
  Proceeds from Sales of Portfolio Company Investments                           29,185             20,176             90,308
  Reimbursable Administrative Expenses                                             (121)              (125)              (150)
  Closing Fees Received                                                              --                 --                 40
  Legal and Professional Fees                                                    (1,321)            (1,138)            (1,718)
                                                                        ---------------    ---------------    ---------------
    Net Cash Provided by Operating Activities                                    34,863             29,054            110,408
                                                                        ---------------    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                (34,723)           (29,054)          (110,408)
                                                                        ---------------    ---------------    ---------------
    Net Cash Applied to Financing Activities                                    (34,723)           (29,054)          (110,408)
                                                                        ---------------    ---------------    ---------------
  Net Increase in Cash                                                              140                 --                 --
  Cash at Beginning of Period                                                         1                  1                  1
                                                                        ---------------    ---------------    ---------------
   Cash at End of Period                                                $           141    $             1    $             1
                                                                        ===============    ===============    ===============


                                       RECONCILIATION OF NET INVESTMENT INCOME
                                    TO NET CASH PROVIDED BY OPERATING ACTIVITIES


Net Investment Income                                                   $         5,517    $         3,071    $         5,571
                                                                        ---------------    ---------------    ---------------
Adjustments to Reconcile Net Investment Income to
  Net Cash Provided by Operating Activities:
  Decrease in Investments                                                        24,342             17,176             30,152
  (Increase) Decrease in Accrued Interest Receivables                               468               (670)               515
  Decrease in Prepaid Expenses                                                       --                 --                  8
  Increase (Decrease) in Legal and Professional Fees Payable                       (192)               255                (62)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable               (11)               (24)                70
  Increase (Decrease) in Independent General Partners' Fees Payable                 (17)               (17)                16
  Amortization of Deferred Organization Expenses                                     --                 --                 40
  Increase in Deferred Closing Fee                                                   --                 --                 40
  Decrease in Option Payable                                                         --                 --               (269)
  Net Realized Gains on Sales of Investments                                      4,756              9,263             74,327
                                                                        ---------------    ---------------    ---------------
Total Adjustments                                                                29,346             25,983            104,837
                                                                        ---------------    ---------------    ---------------
Net Cash Provided by Operating Activities                               $        34,863    $        29,054    $       110,408
                                                                        ===============    ===============    ===============

                         See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          (DOLLARS IN THOUSANDS)

                                                      Individual    Managing
                                                       General      General      Limited
                                                       Partner      Partner     Partners       Total
Notes 2 and 3                                        ------------ ----------- ------------ ------------
For the year Ended December 31, 1994

Partners' Capital at January 1, 1994                  $      82    $   2,383    $ 275,986    $ 278,451

Allocation of Net Investment Income                           2        1,086        4,483        5,571
Allocation of Net Realized Gain on Investments               21       20,657       53,649       74,327
Allocation of Net Change in Unrealized
  Depreciation From Investments                             (32)        (321)    (113,997)    (114,350)
Cash Distributions to Partners                              (33)     (16,981)     (93,394)    (110,408)
                                                      ---------    ---------    ---------    ---------
Partners' Capital at December 31, 1994                $      40    $   6,824    $ 126,727    $ 133,591
                                                      =========    =========    =========    =========


For the year Ended December 31, 1995

Partners' Capital at January 1, 1995                  $      40    $   6,824    $ 126,727    $ 133,591
Allocation of Net Investment Income                           1        1,021        2,049        3,071
Allocation of Net Realized Gain on Investments                3        1,605        7,655        9,263
Allocation of Net Change in Unrealized
  Depreciation From Investments                              (8)         (80)     (28,307)     (28,395)
Cash Distributions to Partners                               (8)      (4,473)     (24,573)     (29,054)
                                                      ---------    ---------    ---------    ---------
Partners' Capital at December 31, 1995                $      28    $   4,897    $  83,551    $  88,476
                                                      =========    =========    =========    =========

For the year Ended December 31, 1996

Partners' Capital at January 1, 1996                  $      28    $   4,897    $  83,551    $  88,476
Allocation of Net Investment Income                           2        2,007        3,508        5,517
Allocation of Net Realized Gain on Investments                1          852        3,903        4,756
Allocation of Net Change in Unrealized
  Depreciation From Investments                              (4)         (41)     (14,724)     (14,769)
Cash Distributions to Partners                               (9)      (5,149)     (29,565)     (34,723)
                                                      ---------    ---------    ---------    ---------
Partners' Capital at December 31, 1996                $      18    $   2,566    $  46,673    $  49,257
                                                      =========    =========    =========    =========


               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                              December 31, 1996
                                           (DOLLARS IN THOUSANDS)
 Principal                                                                                                      Fair        % Of
  Amount                                                                               Investment  Investment   Value      Total
Shares/Warrants                 Investment                                                Date       Cost(e)   (Note 2)  Investments
                  MEZZANINE INVESTMENTS MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)
$3,133            Anchor Advanced Products, Inc., Sr. Sub. Nt. 11.67% due 04/30/00 (c)  04/30/90   $3,133      $3,133
$4,178            Anchor Advanced Products, Inc., Jr. Sub. Nt. 17.5% due 04/30/00 (c)   04/30/90    4,178       4,178
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      827         827
132,290 Warrants  Anchor Holdings, Inc., Common Stock Purchase Warrants(d)              04/30/90        0           0
                    (13.9% of fully diluted common equity assuming exercise                       -------------------------------
                     of warrants) (i)                                                               8,138       8,138       16.62
                                                                                                  -------------------------------

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                     (8.8% of fully diluted common equity) (i)                                    -------------------------------
                                                                                                    9,156       9,156       18.71
                                                                                                  -------------------------------
                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)(i)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                         -------------------------------
                                                                                                        0           0        0.00
                                                                                                  -------------------------------
                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                 07/31/92    3,680       7,700
                    (8.9% of fully diluted common equity) (i)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0                                -------------------------------
                                                                                                    3,680       7,700       15.73
                                                                                                  -------------------------------
                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                              04/03/90   16,153       1,469
33,427 Shares     Hills Stores Company, Common Stock(a)(d)                              08/21/95    2,418         200
                    (2.5% of fully diluted common equity) (i)                                     -------------------------------
                                                                                                   18,571       1,669        3.41
                                                                                                  -------------------------------
                  PLAYTEX PRODUCTS, INC.(b) - Note 5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                            03/29/90    2,830       1,468
                    (0.3%  of  fully  diluted  common  equity)(i)
                    $3,916  15% Subordinated  Note
                    Purchased  03/29/90                     $3,916
                    Sold 09/28/90                           $3,925
                    Realized  Gain                          $    9
                    45,323  Shares  Common  Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased  03/29/90                     $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29                                -------------------------------
                                                                                                    2,830       1,468        3.00
                                                                                                  -------------------------------
                  CINNABON INTERNATIONAL, INC.(formerly Restaurants Unlimited)
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                   06/03/94    3,956       3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                       06/03/94        0           0
                    (1.4% of fully diluted common equity) (i)                                     -------------------------------
                                                                                                    3,956       3,956        8.08
                                                                                                  -------------------------------
                  STANLEY FURNITURE COMPANY, INC. (b) - Notes 4, 5
10,795 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                   06/30/91      136         215
                    (0.4% of fully diluted common equity)(i)
                    7,716 Shares Common Stock
                    Purchased 6/30/91                       $   97
                    Sold 6,710 11/13/96                     $  102
                    Sold 1,006 12/13/96                     $   15
                    Realized Gain                           $   20                                    136         215        0.44
                                                                                                  -------------------------------
TOTAL INVESTMENT IN MANAGED COMPANIES                                                             $46,467    $ 32,302       65.99
                                                                                                  ===============================

                             See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                             DECEMBER 31, 1996
                                          (DOLLARS IN THOUSANDS)

  Principal                                                                                                   Fair       % Of
   Amount                                                                            Investment Investment   Value       Total
Shares/Warrants                Investment                                               Date       Cost(e)  (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94   $  443     $  461
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94       62         61
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94        9          9
                                                                                                  -------------------------------
                                                                                                      514        531         1.08
                                                                                                  -------------------------------
                  FITZ AND FLOYD (b) - Notes 4,5,6
$6,719            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           03/31/93    6,709      1,600
$1,581            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           07/30/93    1,578        376
                    1,661,663 Shares Common Stock
                    Purchased Various                  $   13
                    Surrendered May 1996               $    0
                    Realized Loss                      $  (13)                                    -------------------------------
                                                                                                    8,287      1,976         4.04
                                                                                                  -------------------------------
                  FLA. ORTHOPEDICS, INC - Notes 4,5
$12,634 Shares    FLA. Holdings, Inc. Series B Preferred Stock (d)                      08/02/93      987          0
2,493 Warrants    FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93        0          0
                    $3,158  12.5% Sub. Note
                    Purchased 8/02/93                  $ 3,158
                    Surrendered 8/02/96                $     -
                    Realized Loss                      $(3,158)                                   -------------------------------
                                                                                                      987          0         0.00
                                                                                                  -------------------------------
                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95    3,997      2,955
3,568             Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95    3,568      2,782
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       12/06/91        0          0
                                                                                                  -------------------------------
                                                                                                    7,565      5,737        11.72
                                                                                                  -------------------------------

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                       17,353      8,244        16.84
                                                                                                  -------------------------------
                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                   Various     34,525     26,404        53.94
                  Preferred Stock, Common Stock, Warrants and Stock Rights             Various     29,295     14,142        28.89
                                                                                                  -------------------------------

                  TOTAL MEZZANINE INVESTMENTS                                                     $63,820   $ 40,546        82.83
                                                                                                  ===============================
                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$4,000            State Street Clipper Receivable, 5.46% due 1/02/97                    12/17/96    3,990      3,999
$  365            Ford Motor Credit, 5.55% due 01/06/97                                 12/20/96      364        365
$4,045            Ford Motor Credit, 5.62% due 01/08/97                                 12/24/96    4,036      4,041
                                                                                                  -------------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              8,390      8,405        17.17
                                                                                                  -------------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                     $ 8,390   $  8,405        17.17
                                                                                                  -------------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                      $72,210   $ 48,951       100.00%
                                                                                                  ===============================
(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents  original cost and excludes accretion of discount of $18 for Mezzanine Investments and $15 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Non-income producing equity security.
(i)  Percentages of common equity have not been audited by Price Waterhouse LLP.

                             See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

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

     As described in the Prospectus, the Retirement Fund will terminate no later than December 20, 1999, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of the Retirement Fund. The Retirement Fund will then have five additional years to liquidate its remaining investments.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at December 31, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1996 and December 31, 1995, the Retirement Fund has in its portfolio of investments $504,150 and $739,601, respectively, of payment-in-kind notes which excludes $1.3 million and $4.3 million, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of December 31, 1996 and December 31, 1995, the Retirement Fund has in its portfolio of investments $14,640 and $1.2 million, respectively, of payment-in-kind equity.

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

Partners' Capital

     Partners' Capital represents the Retirement Fund's equity divided in proportion to the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses, as defined in the Partnership Agreement, when realized, are allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

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

4.      Investment Transactions

     On March 22, 1996 by means of merger of Lee-CST Holding Corp. with an unaffiliated third party, the Retirement Fund sold its entire investment in CST Office Products ("CST") for total proceeds of $14.2 million. The Retirement Fund received an aggregate of $11.3 million for the $3,395,000 principal amount 12% senior subordinated note, the $3.4 million principal amount 18% junior subordinated note, approximately $4 million in principal amount of 15% payment in kind subordinated notes issued with respect thereto, plus all outstanding accrued interest on these notes. Additionally, the Retirement Fund received $1.4 million, or $16 per share, for its common stock and $1.5 million, or $15.99 per share, for its common stock purchase warrants. The Retirement Fund realized a gain of $2.3 million, and additional interest income of $3.9 million for the payment in kind subordinated notes that were previously classified as non-accrual.

     On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 5 million shares of Common Stock. Of the 5 million shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Retirement Fund. The offering was effected on April 30, 1996, and the Retirement Fund sold its entire investment in Petco, which consisted of 93,568 shares of Common Stock and received net proceeds of $2.6 million or $27.36 per share. The Retirement Fund realized a gain of $1.5 million on the sale.

     On April 1, 1996, the Retirement Fund sold its entire investment in Ghirardelli Holdings Corp. ("Ghirardelli") to an investor group comprised of the Chief Executive Officer of Ghirardelli and certain other investors. The Retirement Fund received net proceeds from the sale of $10.9 million which consisted of $5.6 million as prepayment for the 13% Subordinated Note (including $88,504 of accrued interest), $3.6 million for the common stock (of which $130,540 is being held in escrow) and $1.7 million for the preferred stock (including $30,192 of accrued dividends). The sale resulted in a realized gain of $2.6 million to the Retirement Fund.

     Operating performance at Fitz & Floyd Corp. ("FFSC"), has fallen substantially below plan. On March 29, 1996, FFSC filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code, and continues operating the business as debtor-in-possession. In May 1996, the Retirement Fund surrendered its common stock in FFSC and realized a loss of $13,000. The Investment Adviser is working to implement a plan of joint reorganization for FFSC.

     On May 17, 1996, pursuant to a Redemption and Repurchase Agreement with National Tobacco Company, a Non-Managed Company in the Retirement Fund's portfolio, and certain existing lenders, the Retirement Fund received net proceeds of $5.9 million from the repayment and redemption of its investment in National Tobacco. In connection with the Agreement, National Tobacco prepaid the Subordinated Notes, plus all accrued and unpaid interest, and redeemed the partnership interest in National Tobacco held by the Retirement Fund. The Retirement Fund recognized a gain of $1.5 million from the transaction.

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

     On November 13, 1996, Stanley Furniture completed a public offering of 1,000,000 shares of common stock at $16.00 per share. Following the offering, Stanley purchased a total of 150,000 shares from the selling shareholders including the Retirement Fund at the same price per share. Pursuant to these transactions, the Retirement Fund sold a total of 7,716 shares of Stanley Furniture common stock for a net price of $15.12 per share. Fund II received total proceeds of $116,666 and recognized a gain of approximately $20,000.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. Following the fourth quarter 1996 cash distribution made on February 14, 1997, the reserve balance was reduced to $7.2 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $5.7 million of the reserve had been returned to the partners during 1995 and $1 million was returned to partners on February 14, 1997. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. During 1996, the Independent General Partners have approved a follow on investment in FFSC, Inc. of approximately $1.6 million, which has not been funded as of March 20, 1997.

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

5.   Unrealized Appreciation and Depreciation of Investments

     For the year ended December 31, 1996, the Retirement Fund recorded net unrealized depreciation of $14.8 million of which $12.8 million was related to net depreciation in market value of publicly traded securities held as of December 31, 1996. This depreciation can be attributed primarily to the decrease in value of the Retirement Fund's investment in First Alert and Hills Stores Company at December 31, 1996, as well as the reversal of unrealized appreciation of Petco upon the sale of Petco Securities held by the Retirement Fund. This compares to a net unrealized depreciation of $28.4 million for the same period in 1995 of which $23.3 million was related to net depreciation in market value of publicly traded securities. The Retirement Fund's cumulative net unrealized depreciation on investments as of December 31, 1996 totaled $23.3 million.

     For the year ended December 31, 1994, the Retirement Fund recorded net unrealized depreciation of $114.3 million of which $111.1 was related to net depreciation in market value of publicly traded securities.

     The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflects their closing market prices at December 31, 1996.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

     -  FFSC, Inc. on January 1, 1994.
     -  Stablex Canada, Inc. on June 29, 1995.

7.   Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the years ended December 31, 1996, 1995 and 1994, the Retirement Fund paid $807,939, $1.1 million and $1.2 million, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and realized losses. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the years ended December 31, 1996, 1995 and 1994, the Retirement Fund paid $544,478, $602,002 and $633,558, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1996, 1995 and 1994, the Retirement Fund incurred $110,370, $100,721 and $220,205, respectively, in reimbursable expenses.

9.   Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the years ended December 31, 1996, 1995 and 1994, the Retirement Fund incurred $179,150, $201,406 and $153,909, respectively, in Independent General Partners' Fees and Expenses.

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

     During 1996, the Retirement Fund paid Managing General Partner distributions totaling $5,148,957 (which included $5,065,679 of incentive distributions and $83,278 with respect to its interest in the Retirement Fund). Of this incentive fee amount, 95% or $4,812,395 was paid to the Investment Adviser and the remaining 5% totaling $253,284 was paid to ML Mezzanine II Inc. The Managing General Partner earned a total of $28.7 million in Incentive Distributions of which $2.5 million was deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

11.  Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from the Retirement Fund and one Limited Partner from the Fund II each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs' have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending motion. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. In the opinion of legal council, the outcome of this case is not determinable at this time.

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraphs commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the defendants Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. The parties are now engaged in discovery. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. In the opinion of legal council, the outcome of this case is not determinable at this time.

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996, the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants. In the opinion of legal council, the outcome of this case is not determinable at this time.

12.  Income Taxes (Statement of Financial Accounting Standards  No. 109)

     No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1996, the tax basis of the Retirement Fund's assets are greater than the amounts reported in the financial statements by $23.9 million. This difference is primarily attributable to net unrealized depreciation and appreciation on investments which has not been recognized for tax purposes.

13.     Subsequent Events

     On February 3, 1997, the Individual General Partners approved the fourth quarter 1996 cash distribution totaling $1,361,776 which represents net investment income of $183,864 from Mezzanine Investments, net investment income from Temporary Investments of $61,246 and net Distributable Capital Proceeds from the sale of Stanley Furniture common stock of $116,666 (which includes return of capital of $97,093). Additionally, a return of the reserve for follow-on investments of $1 million was included with the fourth quarter distribution. The total amount distributed to Limited Partners was $1,175,149 or $6.62 per Unit, which was paid on February 14, 1997. The Managing General Partner received a total of $3,310 with respect to its interest in the Retirement Fund and $182,986 in incentive distributions. Thomas H. Lee, as an Individual General Partner, received $331 with respect to his interest in the Retirement Fund.

     Anchor Advanced Products, Inc. ("Anchor") is in the process of completing a bond financing pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 26, 1997, the Investment Adviser informed the fund that the pricing terms of the bond financing had been established. If the financing is completed, the proceeds of the bond financing and related transactions will be used to repay substantially all of Anchor's outstanding debt (including accrued interest and premiums, if any), and to pay a dividend on the capital stock of Anchor Holdings, Inc., the parent of Anchor (collectively, the "Recapitalization"). The Retirement Fund's share of this dividend, assuming exercise of the warrants as discussed below, will be $4.2 milion. The Recapitalization is expected to be consummated during the first week of April, 1997. In connection with the Recapitalization, the Retirement Fund anticipates that it will exercise its warrants to purchase common stock of Anchor Holdings, Inc. at $9.50 per share.

                                                         SCHEDULE 1
                                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                             FOR THE YEAR ENDED DECEMBER 31, 1996
                                                   (DOLLARS IN THOUSANDS)

                                                     Principle Amount/      Investment                            Realized
SECURITY                                             Number of Shares          Cost          Net Proceeds         Gain(Loss)
                                                     ----------------   ----------------   ----------------   ----------------


CST Office Products, Inc.
`                    Common Stock                              87,051        $       696        $     1,393        $       697
                     Notes                                 $    6,790              6,790              6,857                 67
                     Warrants                                  94,668                 --              1,514              1,514


Ghirardelli Holding Corp.
                     Notes                                 $    5,328              5,328              5,535                207
                     Common Stock                             616,839              1,332              3,611              2,279
                     Preferred Stock                           15,984              1,598              1,715                117

Petco
                     Common Stock                              93,568              1,023              2,560              1,537


FFSC, Inc.
                     Common Stock                           1,661,663                 13                 --                (13)


National Tobacco Company, LP
                     Notes                                  $   4,128              4,128              5,525              1,397
                     Partnership Interest                   $     266                266                358                 92


Florida Orthopedics
                     Subordinated Note                      $   3,158              3,158                 --             (3,158)


Stanley Funriture
                     Common Stock                               7,716                 97                117                 20
                                                                             -----------        -----------        -----------
                                                                             $    24,429        $    29,185        $     4,756
                                                                             ===========        ===========        ===========


                                   SCHEDULE 2
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                     FOR THE PERIOD ENDED December 31, 1996
                             (DOLLARS IN THOUSANDS)
                                                      Total Unrealized
                                                        Appreciation/          Unrealized Appreciation/ (Depreciation) For
                                    Investment   Fair  (Depreciation)                                                         1991
SECURITY                               Cost      Value  Dec. 31, 1996   1996       1995       1994       1993       1992    & PRIOR
----------------------------------- ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------- ---------

PUBLICLY TRADED SECURITIES:

First Alert, Inc.
  Common Stock *                    $   3,680  $   7,700  $   4,020  $ (11,977) $ (13,689) $  29,687   $     --   $   --   $     --

Hills Stores Company
  Common Stock *                       18,571      1,669    (16,902)    (1,079)    (3,055)       101    (12,869)      --         --

Playtex Products, Inc.
  Common Stock *                        2,830      1,468     (1,362)        91         69     (1,347)      (583)      --        408

Stanley
  Common Stock *                          136        215         79        164        (37)       (63)        15       --         --

TOTAL UNREALIZED APPRECIATION                             ---------  ---------  ---------  ---------   --------   ------   --------
  (DEPRECIATION) FROM PUBLICLY                            $ (14,165) $ (12,801) $ (16,712) $  28,378  $ (13,437) $    --   $    408
  TRADED SECURITIES                                       ---------  ---------  ---------  ---------   --------   ------   --------



NON PUBLIC SECURITIES:
FFSC, Inc.
  Common Stock                      $      --  $      --         --         13  $      --  $     (13)   $    --   $   --   $     --
  Adj Rate Sr Subordinated Note *       8,287      1,976     (6,311)    (4,337)    (1,975)        --         --       --         --

FLA. Orthopedics, Inc.
  Preferred Stock*                        987         --       (987)        --         --       (987)        --       --         --
  Subordinated Note                        --         --         --      3,158     (3,158)        --         --       --         --

Stablex Canada Inc.
  Subordinated Note*                    7,565      5,737     (1,828)        --         --     (1,828)        --       --         --

TOTAL UNREALIZED APPRECIATION                              --------  ---------  ---------  ---------  ---------  -------   --------
  (DEPRECIATION) FROM NON PUBLIC                           $ (9,126) $  (1,166) $  (5,133) $  (2,828) $      --  $    --   $     --
  SECURITIES                                               --------  ---------  ---------  ---------  ---------  -------   --------


UNREALIZED APPRECIATION/ (DEPRECIATION)
   FOR INVESTMENTS SOLD

Sold in 1996

  Petco Animal Supplies
  Common Stock                      $     --    $     --         --   $   (802) $   1,041  $    (239) $      --        --        --

Sold Prior to 1996
  Various                                 --          --         --         --     (7,591)  (139,661)   108,108  $ 48,215    (9,071)

Total Unrealized Appreciation/                             --------    -------  ---------  ---------  ---------  --------   -------
  (Depreciation) for Investments sold:                           --       (802)    (6,550)  (139,900)   108,108    48,215    (9,071)
                                                           --------  ---------  ---------  ---------  ---------  --------   -------


NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                          $ (23,291)  $(14,769) $ (28,395) $(114,350) $  94,671  $ 48,215  $ (8,663)
                                                          =========   ========  =========  =========  =========  ========  ========

        * Restricted Security.

Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

        None.


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

The Retirement Fund

     The five General Partners of the Retirement Fund are responsible for the management and administration of the Retirement Fund and have the same positions and responsibilities with respect to Fund II. The General Partners of Fund II and the Retirement Fund consist of four Individual General Partners: Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg (the "Independent General Partners"), Thomas H. Lee and Mezzanine Investments II, L.P., the Managing General Partner. Pursuant to exemptive orders issued by the Securities and Exchange Commission, each Independent General Partner is not an "interested person" of the Retirement Fund as such term is defined in the Investment Company Act of 1940.

Individual General Partners

     The Individual  General  Partners  provide overall guidance and supervision with respect to the operations of the Retirement Fund and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Individual General Partners supervise the Managing General Partner and must, with respect to any Mezzanine Investment transactions, either certify that it meets the Retirement Fund investment guidelines or specifically approve it as a non-Guideline Investment or Bridge Investment. The Retirement Fund's investment and reinvestment period expired in December, 1993, and the only investments now permitted are Follow On Investments in existing portfolio companies. In addition, if a Portfolio Company's performance is in default of a material provision of a lending agreement or has a ratio of operating cash flow to current cash fixed charges for its four most recent fiscal quarters of less than or equal to 1.1 to 1, the Independent General Partners are required to approve any changes in the terms of or sale of such Portfolio Company.

     Messrs. Alden, Bower, Feldberg and Lee have served as Individual General Partners of the Retirement Fund and Fund II since 1989. Each Individual General Partner shall hold office until his removal or withdrawal pursuant to the provisions of the Retirement Fund's Partnership Agreement.

     Mr. Alden, age 74, is a director of Colgate - Palmolive Company, Digital Equipment Corporation, Intermet Corporation and Sonesta International Hotels Corporation. Mr. Alden also serves as Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Counsel General of the Royal Kingdom of Thailand. Mr. Alden has also served as an Individual General Partner of ML-Lee Acquisition Fund, L.P. ("Fund I") since its inception in 1987.

     Mr.  Bower,  age  58,  is the  Donald  Kirk  David  Professor  of  Business
Administration at the Harvard University Graduate School of Business Administration. He has served as a faculty member of the University since 1963. Mr. Bower is also a director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta International Hotels Corporation and The Lincoln Foundation. Mr. Bower serves as trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music. Mr. Bower has also served as an Individual General Partner of Fund I since its inception in 1987.

     Mr. Feldberg, age 72, is director of Waban Inc. He also serves as a Trustee of Brandeis University. Mr. Feldberg has also served as an Individual General Partner of Fund I since its inception in 1987.

     Mr. Lee, age 53, founded the Thomas H. Lee Company in 1974 and since that time has served as its Chief Executive Officer. Mr. Lee also is Chairman and a Trustee of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II, L.P., the respective investment advisers to Fund I and the Funds, is an Individual General Partner of THL Equity Advisors Limited Partnership, the investment adviser to Thomas H. Lee Equity Partners, L.P. which participates in equity or equity-related investments of certain companies acquired by the respective funds. In addition, Mr. Lee has also served as an Individual General Partner of Fund I since its inception in 1987. In addition, Mr. Lee is an Individual General Partner of the Equity Advisors III Limited Partnership, the Investment Advisor to Thomas H. Lee Equity Fund III, L.P.

     From 1966 through 1974, Mr. Lee was with First National Bank of Boston where he directed the bank's high technology lending group and became a Vice President in 1973. Prior to 1966, Mr. Lee was a Securities Analyst in the institutional research department of L.F. Rothschild in New York. Mr. Lee serves as a director of Autotote Corporation, Finlay Enterprises Inc., Health o meter Products, Inc., First Security Services Corporation, Livent Inc, Miller Import Corporation, Vail Resorts, Inc. and Playtex Products Inc.

     Mr. Lee is a trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Boston's Beth Israel Hospital (Treasurer) and the Whitney Muuseum of American Art. Mr. Lee is also an overseer of Boston Symphony Orchestra and New England Conservatory of Music, a member of the Dean's Council and an Executive Committee Member of the Committee on University Resources at Harvard University and a member of the Corporation of Belmont Hill School.

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

     John W. Childs, age 55, is the founder of J.W. Childs Associates, L.P. Mr. Childs, was a Senior Managing Director of the Thomas H. Lee Company ("Lee Company"), from 1987 to 1995. For the 17 years prior to joining the company, Mr. Childs was with the Prudential Insurance Company of America where he was most recently Senior Managing Director in charge of the Capital Markets Group. In that position he was responsible for Prudential's approximately $77 billion fixed income portfolio, including all of the Capital Markets Group's investments in leveraged acquisitions. Mr. Child's past positions at Prudential include, from 1982 to 1984, Senior Vice President of PruCaptial, Inc., a Prudential subsidiary; from 1981 to 1982, Vice President, responsible for private placements of the Capital Markets Group; and from 1980 to 1981, Vice President in Corporate Finance of the Capital Markets Group. Mr. Childs serves as President and Trustee of Thomas H. Lee Advisors I ("Advisors I"), the investment advisor to Fund I. Mr. Childs also serves as Chairman of the Jane Coffin Childs Fund for medical research.

     Mr. Shepherd, age 67, has been engaged as a consultant to the Thomas H. Lee Company since 1986 and is currently a Managing Director. Mr. Shepherd is currently a director of General Nutrition Companies, Inc., Health o meter Products, Inc. and Rayovac Corporation. He is Executive Vice President of Thomas
H. Lee Advisors I and T.H. Lee Mezzanine II. Previously, Mr. Shepherd was Chairman of Amerace Corporation from 1986 to 1988 and President of GTE (Sylvania) Lighting Products Group from 1983 to 1986. Mr. Shepherd served as President of North American Philips Commercial Electronics Corporation from 1981 to 1983 and from 1979 to 1981, he served as Senior Vice President and general manager of GTE Entertainment Products Group.

     Mr. Harkins, age 56, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. He served as President of Massachusetts Capital Corporation and Masscap Investment Company, Inc. from 1976 to 1983, and as President of First American Investment Company, Inc. from 1982 to 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisors I. He also is a director of Kevlin Microwave Corp., National Dentex Corporation, Stanley Furniture Corp. and First Alert, Inc.

     Mr. Boll, age 41, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company. Prior to joining the Lee Company, he worked as a consultant with The Boston Consulting Group from 1984 to 1986, and was Assistant Vice President of the Energy and Minerals Division of Chemical Bank from 1977 to 1982. Mr. Boll is a Vice President of Advisors I and a director of Stanley Furniture Corp., Petco Animal Supplies, Inc. and Big V Supermarkets, Inc.

     Mr. Schoen, age 38, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Prior to joining the Lee Company he was an Associate in the Private Finance
Department of Goldman, Sachs & Co. from 1984 to 1986. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a Director of First Alert, Inc., Health o meter Products, Inc. and LaSalle Reinsurance Ltd., Rayovac Corporation and Anchor Advanced Products, Inc.

     Ms. Masler, age 43, has been Treasurer of the Lee Company since 1984. From 1981 to 1984 she was employed by Paine Webber Properties Incorporated and prior to that she was a Senior Auditor with Touche Ross & Co. Ms. Masler is also Treasurer and Clerk of Advisors I.

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

         Robert Aufenanger          Executive Vice President, Director

         James V. Caruso            Executive Vice President, Director

         Rosalie Y. Goldberg        Vice President, Director

         Audrey L. Bommer           Vice President, Treasurer

         Roger F. Castoral, Jr.     Vice President, Assistant Treasurer


     Kevin Albert, age 44, a Vice President and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director ML Media Management Inc. ("ML Media"), an affiliate of the managing general partner and a joint venturer of Media Managemnt Partners, the general partner of ML Media Partners, LP.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of the managing general partner the general partners of Delphi Film Associates IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), a joint venture in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of the managing general partner and general partner of the managing general partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership; a director of Merrill Lynch R&D Management Inc. ("ML R&D"), the general partner of the general partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

     Robert Aufenanger, age 43, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment, real estate and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., and Merrill Lynch, Hubbard Inc., affiliates of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Opportunity Management Inc., MLH Real Estate Inc., ML Film, ML Venture, ML R&D, ML Mezzanine, and ML Media.

     James V. Caruso, age 45, a Director in the Investment Banking Group of Merrill Lynch & Co joined Merrill Lynch in 1975. Since June 1992, Mr. Caruso has served as Manager of Merrill Lynch's Partnership Analysis & Finance Department, which is responsible for accounting and the ongoing administration and operations of more than 150 investment limited partnership as well as the Merrill Lynch affiliated entities that manage or administer such partnerships. He serves as a director of ML Mezzanine, and KECALP Inc., an affiliate of the MGP and general partner.

     Rosalie Y. Goldberg, age 59, serves as Vice President of Merrill Lynch Private Client, Manager of the Special Investments Group, Vice President and Director of ML Mezzanine Inc. and Director of MLL Antiquities and MLL Collectibles. Ms. Goldberg joined Merrill Lynch & Co. in 1975.

     Audrey L. Bommer, age 30, joined ML Investment Banking in 1994 and serves as Treasurer and Chief Financial Officer to the Funds. Ms. Bommer manages all accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Finance Department. She also serves as Vice President and Treasurer of ML Mezzanine.

     Roger F. Castoral, Jr., age 29, joined Merrill Lynch Investment Banking in 1995 and serves as Vice President, Assistant Treasurer and controller to the funds. Mr. Castoral is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Assistant Treasurer of ML-Mezzanine.

The Fund Administrator

     ML Fund Administrators Inc., a Delaware corporation and a subsidiary of Merrill Lynch & Co., Inc., is responsible for the provision of administrative services necessary for the operation of the Funds. The Fund Administrator receives Fund Administration Fees as compensation for these services as outlined in Note 8 to the Financial Statements.

     The Fund Administrator is responsible for the day-to-day administrative affairs of the Funds and for the management of the accounts of Limited Partners. The Fund Administrator also provides the Funds, at the Fund Administrator's expense, with office space, facilities, equipment and personnel necessary to carry out its obligations under the Administrative Services Agreement.

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. The Retirement Fund paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg each $22,008 for their services as Independent General Partners in 1996.

     The information with respect to the allocation and distribution of the Retirement Fund's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $5,148,957 with respect to 1996, including incentive distributions of $5,065,679 that it distributed, $4,812,395 to the Investment Adviser and $253,284 to ML Mezzanine II Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, the Retirement Fund paid the Investment Adviser $807,939 with respect to 1996.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, the Retirement Fund paid the Fund Administrator a total of $544,478 in 1996.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of January 1, 1997, the Common Fund, which owns 21,448 Units of the outstanding Units of limited partnership interest, or 12.08% of the Retirement Fund, is the only entity known to the management of the Retirement Fund which may be deemed to be a beneficial owner of more than five percent of the outstanding units of the Retirement Fund. The Common Fund is located at 363 Reef Road, P.O. Box 940, Fairfield, CT 06430. Mr. Bower owns 11 units of the Retirement Fund.

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

     Thomas H. Lee  Company,  a sole  proprietorship  owned by Thomas H. Lee, an
Individual General Partner of the Retirement Fund and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. Of the total of eight Managed Companies held by the Funds at December 31, 1996, six paid management fees to Thomas H. Lee Company ranging from $120,000 to $270,000 for the fiscal year ended December 31, 1996. In addition, certain of the Managed Companies have contractual or other relationships pursuant to which they do business with one another.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and pension plan services and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1996 for providing such services to Managed Companies in which the Funds have a material interest was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

     During 1996, the Retirement Fund paid Managing General Partner distributions totaling $5,148,957 (which included $5,065,679 of incentive distributions and $83,278 with respect to its interest in the Retirement Fund). Of this incentive distribution amount, 95% or $4,812,395 was paid to the Investment Adviser and the remaining 5% totalling $253,284 was paid to ML Mezzanine II Inc. The Managing General Partner earned $28.7 million in Incentive Fees of which $2.5 million was deferred in payment to the Managing General Partner as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

CST Office Products, Inc.

     On March 22, 1996, the Retirement Fund sold its entire investment in CST Office Products, Inc. See Note 4 to the Financial Statements for further information.

First Alert

     As of December 31, 1996, the Retirement Fund, Fund II, and the Lee Affiliates hold 2,281,524, 2,058,474 and 10,102,268 shares, respectively, of First Alert common stock, representing 8.9%, 8.1%, and 39.6%, respectively, of its common equity.

     David V. Harkins, Scott A. Schoen and Anthony J. DiNovi, officers of the Investment Adviser to the Funds, serve as directors of First Alert.

Ghirardelli

     On April 1, 1996, the Retirement Fund sold its entire investment in Ghirardelli to an investor group comprised of the Cheif Executive Officer of Ghirardelli and certain other investors. See Note 4 to the Financial Statements for further information.

Petco Animal Supplies, Inc.

     On April 4, 1996, Petco filed a registration statement with the Securities and Exchange Commission for an offering of 5 million shares of Common Stock. Of the 5 million shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Retirement Fund. The offering was effected on April 30, 1996 and the Retirement Fund sold its entire investment in Petco, which consisted of 93,568 shares of Common Stock and received net proceeds of $2,560,021 or $27.36 per share. The Retirement Fund realized a gain of $1,537,444 on the sale.

     C. Hunter Boll, an officer of the Investment Adviser to Fund I, the Retirement Fund and Fund II, serves as a director of Petco.

Playtex Products, Inc.

     As of December 31, 1996, the Retirement Fund holds 183,560 shares of common stock of Playtex and Fund II holds 343,726 shares of Playtex common stock. In addition, Fund I holds 1,406,204 shares of Playtex common stock and the Lee Affiliates hold 2,249,307 shares. The Retirement Fund, Fund II, Fund I and the other Lee Affiliates own, respectively, .3%, .6%, 2.6% and 4.2% of the common equity of Playtex.

     Thomas H. Lee, who is an Individual General Partner of the Funds and an officer of the Investment Adviser, serves as a director of Playtex.

Stanley Furniture Company, Inc.

     On November 13, 1996, Stanley Furniture completed a public offering of 1,000,000 shares of its common stock at $16.00 per share. These shares were sold by the Retirement Fund, Fund II, Fund I and the Lee Affiliates. In the offering, the Retirement Fund, Fund II, Fund I and the Lee Affiliates, respectively, sold 6,710, 8,375, 969,788 and 14,330 shares of Stanley Common Stock, generating proceeds of $101,455, $126,630, $14.7 million and $216,670, respectively.
Following the offering, Stanley purchased a total of 150,000 shares from the selling stockholders for the same net price per share. Pursuant to this transaction, Stanley purchased 1,006, 1,256, 145,468 and 2,529 shares of Stanley Common Stock from the Retirement Fund, Fund II, Fund I and the Lee Affiliates, respectively, generating proceeds of $15,210, $18,990, $2.2 million and $38,238, respectively. As of December 31, 1996, the Retirement Fund, Fund II, Fund I and the Lee Affiliates, respectively, held 10,795, 13,474, 1,560,296 and 24,437 shares of Stanley Common Stock.

     During February 1997, the Retirement Fund, Fund II, Fund I and the Lee Affiliates respectively, sold 218, 272, 31,515, and 495 shares of Stanley Common Stock pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended, generating proceeds of $5,232, $6,528, $756,335 and $11,880, respectively.

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

27       Financial Data Schedule for the      Filed Herewith.
         year ended December 31, 1996

28       Pages 21-91 of the Prospectus        Incorporated by reference
         dated September 6,1989, filed        to Exhibit 28 to
         pursuant to  Rule 497(b) under the   registrant's Annual Report
         Securities Act of 1933.              of Form 10-K for the year
                                              ended December 31, 1991.

         (b) Forms 8-K
             None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 1997.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                                   /s/ Kevin K. Albert
Dated:  March 27, 1997             Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1997.


Signature                    Title


/s/ Kevin K. Albert          ML Mezzanine II Inc.
Kevin K. Albert              President and Director
                             (Principal Executive Officer of Registrant)

/s/ Vernon R. Alden          Individual General Partner
Vernon R. Alden              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Audrey Bommer            ML Mezzanine II Inc.
Audrey Bommer                Vice President and Treasurer
                             (Principal Financial Officer of Registrant)

/s/  Joseph L. Bower         Individual General Partner
Joseph L. Bower              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Roger F. Castoral, Jr.   ML Mezzanine II Inc.
Roger F. Castoral, Jr.       Vice President and Assistant Treasurer
                             (Principal Accounting Officer of Registrant)

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


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:    Mezzanine Investments II, L.P.
                                    Managing General Partner

                             By:    ML Mezzanine II Inc.,
                                    its General Partner




Dated:  March 27, 1997              Kevin K. Albert
                                    President, ML Mezzanine II Inc.,
                                    General Partner of Mezzanine
                                    Investments II, L.P., the Managing
                                    General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1997.


Signature                      Title


_____________________          ML Mezzanine II, Inc.
Kevin K. Albert                President and Director
                               (Principal Executive Officer of Registrant)

_____________________          Individual General Partner
Vernon R. Alden                ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          ML Mezzanine II Inc.
Audrey Bommer                  Vice President and Treasurer
                               (Principal Financial Officer of Registrant)

______________________         Individual General Partner
Joseph L. Bower                ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          ML Mezzanine II Inc.
Roger F. Castoral, Jr.         Vice President and Assistant Treasurer
                               (Principal Accounting Officer of Registrant)

_____________________          Individual General Partner
Stanley H. Feldberg            ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.

_____________________          Individual General Partner
Thomas H. Lee                  ML-Lee Acquisition Fund
                                  (Retirement Accounts) II, L.P.