Form 10-Q
period 1997-03-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1997-05-15
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1997

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1997 and December 31, 1996

Statements of Operations - For the Three Months
  Ended March 31, 1997 and 1996

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1997 and 1996

Statements of Cash Flows - For the Three Months
  Ended March 31, 1997 and 1996

Statement of Changes in Partners' Capital at
  March 31, 1997

Schedule of Portfolio Investments - March 31, 1997

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II. Other Information

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                    (DOLLARS IN THOUSANDS)

                                                                                    (Unaudited)
                                                                                   March 31, 1997     December 31, 1996
                                                                                  ---------------     -----------------

ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $46,464
      at March 31, 1997 and $46,467 at December 31, 1996)                         $        31,194     $          32,302
    Non-Managed Companies (amortized cost $17,353
      at March 31, 1997 and at December 31, 1996)                                           5,464                 8,244
    Temporary Investments, at amortized cost (cost $7,312
      at March 31, 1997 and $8,390 at December 31, 1996)                                    7,325                 8,405
Cash (of which $131 is restricted at March 31, 1997 and December 31, 1996)                    132                   141
Accrued Interest Receivable - Note 2                                                          524                   531
Prepaid Expenses                                                                                3                     4
                                                                                  ---------------     -----------------
TOTAL ASSETS                                                                      $        44,642     $          49,627
                                                                                  ===============     =================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                           $            50     $             119
    Reimbursable Administrative Expenses Payable - Note 8                                      29                    35
    Independent General Partners' Fees Payable - Note 9                                        30                    28
    Deferred Interest Income - Note 2                                                         178                   188
                                                                                  ---------------     -----------------
Total Liabilities                                                                             287                   370
                                                                                  ---------------     -----------------

Partners' Capital - Note 2
    Individual General Partner                                                                 17                    18
    Managing General Partner                                                                2,370                 2,566
    Limited Partners (177,515 Units)                                                       41,968                46,673
                                                                                  ---------------     -----------------
Total Partners' Capital                                                                    44,355                49,257
                                                                                  ---------------     -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $        44,642     $          49,627
                                                                                  ===============     =================



See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)
                                                                                        For the Three Months Ended
                                                                                  ---------------        ---------------
                                                                                   March 31, 1997         March 31, 1996
                                                                                  ---------------        ---------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                                          $           657        $         5,381
Discount & Dividends                                                                          105                    162
                                                                                  ---------------        ---------------
    TOTAL INCOME                                                                  $           762        $         5,543
                                                                                  ---------------        ---------------
EXPENSES:
Investment Advisory Fee - Note 7                                                              159                    230
Fund Administration Fee - Note 8                                                              127                    142
Legal and Professional Fees                                                                    88                    463
Reimbursable Administrative Expenses - Note 8                                                  22                      5
Independent General Partners' Fees and Expenses - Note 9                                       20                     77
Insurance Expense                                                                               1                      1
                                                                                  ---------------        ---------------
    TOTAL EXPENSES                                                                            417                    918
                                                                                  ---------------        ---------------

NET INVESTMENT INCOME                                                                         345                  4,625
Net Realized Gain on Investments - Note 4 and Schedule 1                                        2                  2,278
Net Change in Unrealized Depreciation
  from Investments - Note 5 and Schedule 2:
  Publicly Traded Securities                                                               (1,106)                (2,784)
  Nonpublic Securities                                                                     (2,782)                (4,338)
                                                                                  ---------------        ---------------
   SUBTOTAL                                                                                (3,888)                (7,122)
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS                                       (3,541)                  (219)
Less:  Incentive Fees Earned by Managing General Partner                                       --                   (695)
                                                                                  ---------------        ---------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                                    $        (3,541)       $          (914)
                                                                                  ===============        ===============

See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CHANGES IN NET ASSETS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                                          For the Three Months Ended
                                                                                  ---------------        ---------------
                                                                                   March 31, 1997         March 31, 1996
                                                                                  ---------------        ---------------

FROM OPERATIONS:

Net Investment Income                                                             $           345        $         4,625
Net Realized Gain on Investments                                                                2                  2,278
Net Change in Unrealized Depreciation From Investments                                     (3,888)                (7,122)
                                                                                  ---------------        ---------------
Net Decrease in Net Assets Resulting from Operations                                       (3,541)                  (219)
Cash Distributions to Partners                                                             (1,361)                   (20)
                                                                                  ---------------        ---------------
Total Decrease                                                                    $        (4,902)       $          (239)

NET ASSETS:
Beginning of Year                                                                          49,257                 88,476
                                                                                  ---------------        ---------------
End of Year                                                                       $        44,355        $        88,237
                                                                                  ===============        ===============

See the Accompanying Notes to Financial Statements.

                     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)
                                                                                      For the Three Months Ended
                                                                                  ---------------        ---------------
                                                                                   March 31, 1997         March 31, 1996
                                                                                  ---------------        ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                         $           759        $         5,907
  Fund Administration Fee                                                                    (127)                  (142)
  Investment Advisory Fee                                                                    (159)                  (230)
  Independent General Partners' Fees and Expenses                                             (18)                   (94)
  (Purchase) Sale of Temporary Investments, Net                                             1,077                (14,548)
  Proceeds from Sales of Portfolio Company Investments                                          5                  9,804
  Reimbursable Administrative Expense                                                         (28)                   (28)
  Legal and Professional Fees                                                                (157)                  (649)
                                                                                  ---------------        ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   1,352                     20
                                                                                  ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                           (1,361)                   (20)
                                                                                  ---------------        ---------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                   (1,361)                   (20)
                                                                                  ---------------        ---------------
  Net Decrease in Cash                                                                         (9)                    --
  Cash at Beginning of Period                                                                 141                      1
                                                                                  ---------------        ---------------
CASH AT END OF PERIOD                                                             $           132        $             1
                                                                                  ===============        ===============

RECONCILIATION OF NET INVESTMENT INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                             $           345        $         4,625
                                                                                  ---------------        ---------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                                        1,080                 (7,022)
  (Increase) Decrease in Accrued Interest Receivables                                          (3)                   364
  Decrease in Prepaid Expenses                                                                  1                      1
  Decrease in Legal and Professional Fees Payable                                             (69)                  (186)
  Decrease in Reimbursable Administrative Expenses Payable                                     (6)                   (23)
  Increase (Decrease) in Independent General Partners' Fees Payable                             2                    (17)
  Net Realized Gains on Sales of Investments                                                    2                  2,278
                                                                                  ---------------        ---------------
TOTAL ADJUSTMENTS                                                                           1,007                 (4,605)
                                                                                  ---------------        ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $         1,352        $            20
                                                                                  ===============        ===============


See the Accompanying Notes to Financial Statements.

                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)

                                    Managing
                                                             General           General            Limited
                                                             Partner           Partner           Partners              Total
                                                         -----------       -----------        -----------        -----------

For the Three Months Ended March 31, 1997
Partners' Capital at January 1, 1997                     $        18       $     2,566        $    46,673        $    49,257
Allocation of Net Investment Income                               --                 1                344                345
Allocation of Net Realized Gain on Investments                    --                --                  2                  2
Allocation of Net Change in Unrealized
  Depreciation From Investments                                   (1)              (11)            (3,876)            (3,888)
Cash Distributions to Partners                                    --              (186)            (1,175)            (1,361)
                                                         -----------       -----------        -----------        -----------
Partners' Capital at March 31, 1997                      $        17       $     2,370        $    41,968        $    44,355
                                                         ===========       ===========        ===========        ===========



See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                              MARCH 31, 1997
                                           (DOLLARS IN THOUSANDS)
 Principal                                                                                                      Fair        % Of
  Amount                                                                               Investment  Investment   Value      Total
Shares/Warrants   Investment                                                              Date       Cost(e)   (Note 2)  Investments
                  MEZZANINE INVESTMENTS MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)- Note 13
$3,133            Anchor Advanced Products, Inc., Sr. Sub. Nt. 11.67% due 04/30/00 (c)  04/30/90   $3,133      $3,133
$4,178            Anchor Advanced Products, Inc., Jr. Sub. Nt. 17.5% due 04/30/00 (c)   04/30/90    4,178       4,178
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      827         827
132,290 Warrants  Anchor Holdings, Inc., Common Stock Purchase Warrants(d)              04/30/90        0           0
                    (14.1% of fully diluted common equity assuming exercise                       -------------------------------
                     of warrants)                                                                   8,138       8,138       18.50
                                                                                                  -------------------------------

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                     (9.1% of fully diluted common equity)                                        -------------------------------
                                                                                                    9,156       9,156       20.82
                                                                                                  -------------------------------
                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                         -------------------------------
                                                                                                        0           0        0.00
                                                                                                  -------------------------------
                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                 07/31/92    3,680       6,559
                    (9.2% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0                                -------------------------------
                                                                                                    3,680       6,559       14.91
                                                                                                  -------------------------------
                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                              04/03/90   16,153       1,041
33,427 Shares     Hills Stores Company, Common Stock(a)(d)                              08/21/95    2,418         142
                    (2.7% of fully diluted common equity)                                         -------------------------------
                                                                                                   18,571       1,183        2.69
                                                                                                  -------------------------------
                  PLAYTEX PRODUCTS, INC.(b) - Note 5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                            03/29/90    2,830       1,996
                    (0.4%  of  fully  diluted  common  equity)
                    $3,916  15% Subordinated  Note
                    Purchased  03/29/90                     $3,916
                    Sold 09/28/90                           $3,925
                    Realized  Gain                          $    9
                    45,323  Shares  Common  Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased  03/29/90                     $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29                                -------------------------------
                                                                                                    2,830       1,996        4.54
                                                                                                  -------------------------------
                  CINNABON INTERNATIONAL, INC.(formerly Restaurants Unlimited)
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                   06/03/94    3,956       3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                       06/03/94        0           0
                    (1.4% of fully diluted common equity)                                         -------------------------------
                                                                                                    3,956       3,956        8.99
                                                                                                  -------------------------------
                  STANLEY FURNITURE COMPANY, INC. (b) - Notes 4, 5
10,577 Shares     Stanley Furniture Company, Inc., Common Stock(a)(d)                   06/30/91      133         206
                    (0.2% of fully diluted common equity)
                    Purchased 6/30/91                      $    3
                    Sold 2/7/97                            $    5
                    Realized Gain                          $    2
                                                                                                      133         206        0.47
                                                                                                  -------------------------------
TOTAL INVESTMENT IN MANAGED COMPANIES                                                             $46,464    $ 31,194       70.92
                                                                                                  ===============================

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                             MARCH 31, 1997
                                        (DOLLARS IN THOUSANDS)

  Principal                                                                                                   Fair       % Of
   Amount                                                                            Investment Investment   Value       Total
Shares/Warrants                Investment                                               Date       Cost(e)  (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94   $  443     $  462
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94       62         62
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94        9          9
                                                                                                  -------------------------------
                                                                                                      514        533         1.21
                                                                                                  -------------------------------
                  FITZ AND FLOYD (b) - Notes 5,6,13
$6,719            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           03/31/93    6,709      1,600
$1,581            FFSC, Inc., Adjustable Rate Sr. Sub. Nt. due 03/31/03(c)(g)           07/30/93    1,578        376
                    1,661,663 Shares Common Stock
                    Purchased Various                  $   13
                    Surrendered May 1996               $    0
                    Realized Loss                      $  (13)                                    -------------------------------
                                                                                                    8,287      1,976         4.49
                                                                                                  -------------------------------
                  FLA. ORTHOPEDICS, INC - Note 5
$12,634 Shares    FLA. Holdings, Inc. Series B Preferred Stock (d)                      08/02/93      987          0
2,493 Warrants    FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93        0          0
                    $3,158  12.5% Sub. Note
                    Purchased 8/02/93                  $ 3,158
                    Surrendered 8/02/96                $     -
                    Realized Loss                      $(3,158)                                   -------------------------------
                                                                                                      987          0         0.00
                                                                                                  -------------------------------
                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95    3,997      2,955
3,568             Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95    3,568          0
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       12/06/91        0          0
                                                                                                  -------------------------------
                                                                                                    7,565      2,955         6.72
                                                                                                  -------------------------------

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                       17,353      5,464        12.42
                                                                                                  -------------------------------
                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                   Various     34,525     23,623        53.71
                  Preferred Stock, Common Stock, Warrants and Stock Rights             Various     29,292     13,035        29.63
                                                                                                  -------------------------------

                  TOTAL MEZZANINE INVESTMENTS                                                     $63,817   $ 36,658        83.34
                                                                                                  ===============================
                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$6,700            Ford Motor Credit, 5.33% due 04/03/97                               03/19/97      6,685      6,698
$628              American General Corp., 5.63% due 04/08/97                          03/27/97        627        627
                                                                                                  -------------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              7,312      7,325        16.66
                                                                                                  -------------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                     $ 7,312   $  7,325        16.66
                                                                                                  -------------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                      $71,129   $ 43,983       100.00%
                                                                                                  ===============================

(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents  original  cost and  excludes  accretion  of discount of $22 for
     Mezzanine Investments and $13 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Non-income producing equity security.

See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                              (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at March 31, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1997 and December 31, 1996, the Retirement Fund has in its portfolio of investments $504,150 of payment-in-kind notes which excludes $1.3 million of payment-in-kind notes received from notes placed on non-accrual status. As of March 31, 1997 and December 31, 1996, the Retirement Fund has in its portfolio of investments $14,640 of payment-in-kind equity.

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

Partners' Capital

     Partners' Capital represents the Retirement Fund's equity divided in proportion to the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses as defined in the Partnership Agreement, when realized, are allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

Interim Financial Statements

     The financial information included in this interim report as of March 31, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

     During  February  1997,  the  Retirement  Fund sold 218  shares of  Stanley
Furniture for $24 per share. The Retirement Fund received total proceeds of $5,232 and recognized a gain of $2,488.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of March 31, 1997, the remaining reserve balance was $7.2 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $6.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment. During 1996, the Independent General Partners approved a follow on investment in FFSC, Inc. of approximately $1.6 million which was funded in April, 1997. (See Note 13 for further information).

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the three months ended March 31, 1997, the Retirement Fund recorded net unrealized depreciation of $3.89 million (of which $1.1 million is attributable to publicly traded securities) compared to net unrealized depreciation of $7.1 million for the same period in 1996. As of March 31, 1997, the Retirement Fund's cumulative net unrealized depreciation on investments totaled $27.2 million.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

        In  accordance  with  the  Retirement  Fund's  Accounting   Policy,  the
following securities have been on non-accrual status since the date indicated:

        -  Fitz and Floyd on January 1, 1994.
        -  FLA Orthopedics, Inc. on January 1, 1995.
        -  Stablex Canada, Inc. on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP
Distributions paid to the Managing General Partner (see Note 10). For the quarters ended March 31, 1997 and 1996, the Retirement Fund paid $159,201 and $229,858, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each fund in proportion with the net offering proceeds. For the three months ended March 31, 1997 and 1996, the Retirement Fund paid $126,493 and $142,391, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the three months ended March 31, 1997 and 1996, the Retirement Fund incurred $21,684 and $5,122, respectively, in reimbursable expenses.

     Beginning in November of 1997, the Fund Administration Fee will change to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund.

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the three months ended March 31, 1997 and 1996, the Retirement Fund incurred $20,386 and $76,876, respectively, in Independent General Partners' Fees and Expenses.

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

     In the first quarter of 1997, the Retirement Fund paid Individual General Partner distributions totaling $331 and Managing General Partner distributions totaling $186,296. As of March 31, 1997, the Managing General Partner has earned a total of $28.6 in MGP Incentive Fees of which $2.3 million is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, this Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11.  Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from the Retirement Fund and one Limited Partner from the Fund II each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs' have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending motion. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

     On August 9, 1994, the same two Limited Partners as noted in the preceding paragraphs commenced another putative class action in the US District Court for the District of Delaware, purportedly on behalf of all persons who owned limited partnership interests in the Funds on November 4, 1993, against the Funds, the Managing General Partners, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. Plaintiffs allege that the defendants violated certain provisions of the Investment Company Act of 1940 and the common law in connection with the sale by certain of the defendants of shares of common stock of Snapple Beverage Corp. in a November 1993 secondary offering and seek actual and punitive damages and an accounting in connection therewith. Defendants' motion to dismiss this complaint was denied on December 29, 1995. On August 4, 1995, while defendants' motion to dismiss the original complaint was pending, plaintiffs filed an amended complaint alleging additional violations of the Investment Company Act of 1940 and common law arising out of the secondary offering. The plaintiffs moved for summary judgment on certain of these claims. On October 13, 1995, the defendants in this litigation each filed briefs in opposition to plaintiffs' motion and moved to dismiss the amended complaint. By an Opinion dated March 30, 1996, the defendants Court denied plaintiffs' motion for partial summary judgment. By order of the same date, and without opposition by defendants, the Court certified the case as a class action. Defendants also filed separate motions to dismiss, which the Court denied by an order dated June 30, 1996. The parties are now engaged in discovery. Whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements. In the opinion of legal counsel, the outcome of this case is not determinable at this time.


     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996, the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

12.  Income Taxes (Statement of Financial Accounting Standards No. 109)

     No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1996, the tax basis of the Retirement Fund's assets are greater than the amounts reported in the financial statements by $23.9 million. This difference is attributable to unrealized depreciation on investments which has not been recognized for tax purposes.


13. Subsequent Events

     On April 2, 1997, Anchor Advanced Products, Inc., a Delaware corporation ("Anchor"), completed a recapitalization pursuant to which Anchor issued $100,000,000 aggregate principal amount of Senior Notes due 2004 and entered into a new credit facility (the "Recapitalization"). As part of the Recapitalization, Anchor repaid substantially all of its outstanding debt, including all accrued interest and any premiums in connection therewith. As a result, Anchor repaid the Senior Subordinated Note and Junior Subordinated Note held by the Retirement Fund, together with all accrued interest and prepayment premiums for an aggregate of $7,775,731.

     Immediately prior to the Recapitalization, the Retirement Fund owned 87,033 shares of the common stock of Anchor Holdings, Inc., the parent of Anchor ("Holdings"). Immediately after the consummation of the Recapitalization, the Retirement Fund exercised its warrants to purchase common stock (at an exercise price of $9.50 per share) and acquired an additional 132,290 shares of common stock, bringing its total holdings of common stock to 219,323 shares. In connection with the Recapitalization, Holdings paid a dividend to all holders of Holdings common stock of record as of April 2, 1997, in the amount of $19.02 per share. As a result of such dividend, the Retirement Fund received $2,914,768, net of exercise price for the warrants.

     On April 11, 1997, the Bankruptcy Court confirmed a Plan of Reorganization for Fitz and Floyd. As a result, on April 14, 1997, a follow-on investment of $1.6 million was made in Fitz and Floyd and the Retirement Fund received a 12% $1.6 million subordinated note. Additionally, the Retirement Fund exchanged the $8.2 million adjustable notes for Series A Preferred Stock and Class A Common Stock in Fitz and Floyd. No gain or loss was recorded on the trasacation.

     On April 29, 1997, the Individual General Partners approved the first quarter 1997 cash distribution totaling $269,132 which represents net distributable capital proceeds of $5,232 from the sale of Stanley common stock (which includes return of capital of $2,743), net investment income of $213,312 from Mezzanine Investments and $51,288 income from Temporary Investments. The total amount distributed to the Limited Partners was $55,647 or $.31 per Unit, which was distributed on May 15, 1997. The Managing General Partner received a total of $157 with respect to its interest in the Retirement Fund and $213,312 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $16 with respect to his interest in the Retirement Fund.

     On April 29, 1997, the Individual General Partners approved a special cash distribution totaling $10,161,439 which represents a capital transaction effected on April 2, 1997 in connection with the Retirement Fund's investment in Anchor Holdings, Inc. and related dividends paid on April 2, 1997. The special distribution is comprised of Net Distributable Capital Proceeds of $7,842,068 (all of which is return of capital) and distributable cash from mezzanine investments of $2,319,373 after funding of a reserve for future Retirement Fund expenses of $500,000. The total amount distributed to Limited Partners of record as of the effective date of such sale was $44.06 per Unit. The Managing General Partner received a cash distribution of $22,029 with respect to its interest in the Retirement Fund and $2,316,514 in performance incentive fees. Thomas H. Lee, as an Independent General Partner, received $2,203 representing his interest in the Retirement Fund.

                                            SCHEDULE 1
                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE 3 MONTHS ENDED MARCH 31, 1997
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)




                                                                              Original                            Realized
SECURITY                                            Number of Shares              Cost      Net Proceeds              Gain
                                                    ----------------       -----------      ------------       -----------
Stanley Furniture
     Common Stock                                                218       $         3      $          5       $         2
                                                                           -----------      ------------       -----------
                                                                           $         3      $          5       $         2
                                                                           ===========      ============       ===========

                                                      SCHEDULE 2
                                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                 SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                         FOR THE PERIOD ENDED MARCH 31, 1997
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)

                                                                        Unrealized
                                                                       Appreciation         Total Unrealized     Total Unrealized
                                                                  (Depreciation) for the    Appreciation/          Appreciation/
                                       Investment       Fair       Three Months Ended      (Depreciation) at     (Depreciation) at
SECURITY                                 Cost           Value        March 31, 1997        December 31, 1996      March 31, 1997
--------------------------------       --------        --------    ---------------------   ---------------        ---------------

PUBLICLY TRADED SECURITIES:

First Alert, Inc.
  Common Stock                          $  3,680        $  6,559      $          (1,141)     $       4,020        $         2,879

Hills Stores Company
  Common Stock                            18,571           1,182                   (487)           (16,902)               (17,389)

Playtex Products, Inc.
  Common Stock                             2,830           1,996                    528             (1,362)                  (834)

Stanley
  Common Stock                               133             206                     (6)                79                     73
                                                                      -----------------      -------------        ---------------
TOTAL UNREALIZED DEPRECIATION
 FROM PUBLICLY TRADED SECURITIES                                      $          (1,106)     $     (14,165)       $       (15,271)
                                                                      -----------------      -------------        ---------------

NON PUBLIC SECURITIES:

Fitz & Floyd
  Adj Rate Sr Subordinated Notes*           8,287          1,976                     --             (6,311)                (6,311)

FLA. Orthopedics, Inc.
  Preferred Stock*                            987             --                     --               (987)                  (987)

Stablex Canada Inc.
  Subordinated Note*                        7,565          2,955                 (2,782)            (1,828)                (4,610)
                                                                      -----------------        -----------        ---------------
TOTAL UNREALIZED DEPRECIATION
 FROM NON PUBLIC SECURITIES                                           $          (2,782)       $    (9,126)       $       (11,908)
                                                                      -----------------        -----------        ---------------
NET UNREALIZED DEPRECIATION                                           $          (3,888)       $   (23,291)       $       (27,179)
                                                                      =================        ===========        ===============
*  Restricted Security


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

     As of March 31, 1997, capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989. Net proceeds available for investment by the Retirement Fund as of March 31, 1997 were $76.4 million, after adjusting for returns of capital distributed to partners, volume discounts, sales commissions and organizational, offering, sales and marketing expenses.

     At March 31, 1997, the Retirement Fund had outstanding a total of $63,815,644 invested in Mezzanine Investments representing $46,463,289 Managed and $17,352,355 Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any incentive distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution
Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. Subsequent to the cash distributions made on May 15, 1997, the Deferred Distribution Amount of $2.3 million has been paid in full.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of May 15, 1997, the reserve for follow-on-investments balance was reduced to $5.6 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, (of which $1.6 milllion was made in April, 1997) Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $6.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     The Managing General Partner has established a reserve for Retirement Fund expenses of $500,000 from the proceeds received from the sale of Anchor Advanced Products on April 2, 1997 (as described in Note 13 to the Financial Statements.)

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

     Certain issuers of Securities held by the Retirement Fund (First Alert, Hills, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least two years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the three months ended March 31, 1997, the Retirement Fund had investment income of $761,532, as compared to $5,542,908 for the same period in 1996. The decrease in 1997 investment income as compared to 1996 is due to the sale of income producing portfolio companies as well as the recognition of interest income from PIK securities totalling $3.9 million related to the sale of CST Office Products, Inc. in March 1996.

        Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Administrative Expenses.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the three months ended March 31, 1997 and 1996 were $88,242 and $463,224, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the quarter ended March 31, 1997 and 1996 was $159,201 and $229,858, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis.

     The Fund Administration Fee paid to the Fund Administrator for the quarter ended March 31, 1997 and 1996 was $126,493 and $142,391, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses.

     Beginning in November of 1997, the Fund Administration Fee will change to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1997 and 1996, the Retirement Fund had reimbursable expenses of $21,684 and $5,122, respectively.

     For the quarter ended March 31, 1997, the Retirement Fund had net investment income of $344,479 as compared to $4,624,382 for the same period in 1996. The decrease in 1997 net investment income as compared to 1996 is due to the recognition in 1996 of interest income from PIK securities related to the sale of CST Office Products, Inc.

Net Assets

     The Retirement Fund's net assets decreased by $4.9 million during the three months ended March 31, 1997, due to the payment of cash distributions to partners of $1.4 million and net unrealized depreciation of $3.89 million, partially offset by realized gains from the sale of Stanley Furniture common stock of $2,488 and net investment income of $344,479. This compares to the decrease in net assets of $239,188 for the three months ended March 31, 1996 resulting from the payment of cash distributions to partners of $19,587 and net unrealized depreciation of $7.1 million, partially offset by net investment income of $4.6 million and realized gains from investments of $2.3 million.

Unrealized Appreciation and Depreciation on Investments

     For the three months ended March 31, 1997, the Retirement Fund recorded net unrealized depreciation of $3.89 million (of which $1.1 million is attributable to publicly traded securities) compared to net unrealized depreciation of $7.1 million for the same period in 1996. As of March 31, 1997, the Retirement Fund's cumulative net unrealized depreciation on investments totaled $27.2 million.

     The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at March 31, 1997.

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

     Approximately 60% the Retirement Fund's mezzanine investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

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

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the three months ended March 31, 1997, the Retirement Fund had net realized gains from the sale of Stanley common stock of $2,488 as compared to $2,278,049 for the same period in 1996.

     For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On April 29, 1997, the Individual General Partners approved the first quarter 1997 cash distribution totaling $269,132 which represents net distributable capital proceeds of $5,232 from the sale of Stanley common stock (which includes return of capital of $2,743), net investment income of $213,312 from Mezzanine Investments and $51,288 income from Temporary Investments. The total amount distributed to the Limited Partners was $55,647 or $.31 per Unit, which was distributed on May 15, 1997. The Managing General Partner received a total of $157 with respect to its interest in the Retirement Fund and $213,312 in performance incentive fees. Thomas H. Lee, as an Individual General Partner, received $16 with respect to his interest in the Retirement Fund.

     On April 29, 1997, the Individual General Partners approved a special cash distribution totaling $10,161,439 which represents a capital transaction effected on April 2, 1997 in connection with the Retirement Fund's investment in Anchor Holdings, Inc. and related dividends paid on April 2, 1997. The special distribution is comprised of Net Distributable Capital Proceeds of $7,842,068 (all of which is return of capital) and distributable cash from mezzanine investments of $2,319,373 after funding of a reserve for future Retirement Fund expenses of $500,000. The total amount distributed to Limited Partners of record as of the effective date of such sale was $44.06 per Unit. The Managing General Partner received a cash distribution of $22,029 with respect to its interest in the Retirement Fund and $2,316,514 in performance incentive fees. Thomas H. Lee, as an Independent General Partner, received $2,203 representing his interest in the Retirement Fund.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

        Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial  Data Schedule for the quarter ending March
                      31, 1997.

     (b) Reports on form 8-K:           Form 8-K dated April 2, 1997
                                        Filed May 2, 1997 related to
                                        Recapitalization of Anchor Holdings
                                        Inc. and Anchor Advanced Products Inc.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1997.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: May 15, 1997   /s/   Audrey Bommer
                            Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)


Dated: May 15, 1997   /s/   Roger F. Castoral, Jr.
                            Roger F. Castoral, Jr.
                            Vice President and Assistant Treasurer
                            (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1997.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: May 15, 1997
                            Audrey Bommer
                            Vice President and Treasurer
                            Chief Financial Officer)



Dated: May 15, 1997
                            Roger F. Castoral, Jr.
                            Vice President and Assistant Treasurer
                            (Principal Accounting Officer)