Form 10-Q
period 1997-06-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1997-08-13
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1997

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1997 and December 31, 1996

Statements of  Operations - For the Three and Six Months Ended
 June 30, 1997 and 1996

Statements of Changes in Net Assets - For the Six Months Ended
 June 30, 1997 and 1996

Statements of Cash Flows - For the Six Months Ended
 June 30, 1997 and 1996

Statement of Changes in Partners' Capital - June 30, 1997

Schedule of Portfolio Investments - June 30, 1997

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and
Depreciation - Schedule 2


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                    (DOLLARS IN THOUSANDS)

                                                                        (Unaudited)
                                                                       June 30, 1997    December 31, 1996
                                                                       -------------    -----------------
ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $39,008
      at June 30, 1997 and $46,467 at December 31, 1996)               $      23,080    $          32,302
    Non-Managed Companies (amortized cost $18,894
      at June 30, 1997 and $17,353 at December 31, 1996)                       7,048                8,244
    Temporary Investments, at amortized cost (cost $6,765
      at June 30, 1997 and $8,390 at December 31, 1996)                        6,773                8,405
Cash (of which $131 was restricted at December 31, 1996)                           1                  141
Accrued Interest Receivable - Note 2                                             276                  531
Prepaid Expenses                                                                   1                    4
                                                                       -------------    -----------------
TOTAL ASSETS                                                           $      37,179    $          49,627
                                                                       =============    =================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                $         172    $             119
    Reimbursable Administrative Expenses Payable - Note 8                         42                   35
    Independent General Partners' Fees Payable - Note 9                           18                   28
    Deferred Interest Income - Note 2                                             97                  188
                                                                       -------------    -----------------
Total Liabilities                                                                329                  370
                                                                       -------------    -----------------

Partners' Capital - Note 2
    Individual General Partner                                                    15                   18
    Managing General Partner                                                     826                2,566
    Limited Partners (177,515 Units)                                          36,009               46,673
                                                                       -------------    -----------------
Total Partners' Capital                                                       36,850               49,257
                                                                       -------------    -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $      37,179    $          49,627
                                                                       =============    =================


See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)
                                                                       For the 3 Months Ended              For the 6 Months Ended
                                                                   ------------------------------    ------------------------------
                                                                   June 30, 1997    June 30, 1996    June 30, 1997    June 30, 1996
                                                                   -------------    -------------    -------------    -------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                           $         900    $         809    $       1,557    $       6,190
Discount & Dividends                                                       2,992              286            3,097              448
                                                                   -------------    -------------    -------------    -------------
    TOTAL INCOME                                                           3,892            1,095            4,654            6,638
                                                                   -------------    -------------    -------------    -------------
EXPENSES:
Investment Advisory Fee - Note 7                                             171              215              330              445
Fund Administration Fee - Note 8                                             128              140              255              282
Legal and Professional Fees                                                   --              338               88              801
Reimbursable Administrative Expenses-Note 8                                   42               49               64               54
Independent General Partners' Fees and Expenses - Note 9                      45               51               65              128
Insurance Expense                                                              1                1                2                2
                                                                   -------------    -------------    -------------    -------------
    TOTAL EXPENSES                                                           387              794              804            1,712
                                                                   -------------    -------------    -------------    -------------
NET INVESTMENT INCOME                                                      3,505              301            3,850            4,926
Net Realized Gain on Investments - Note 4 and Schedule 1                      38            5,499               40            7,777
Net Change in Unrealized Depreciation
  from Investments Note 5 and Schedule 2:
  Publicly Traded Securities                                                (658)          (8,452)          (1,764)         (11,236)
  Nonpublic Securities                                                        41               --           (2,741)          (4,338)
                                                                   -------------    -------------    -------------    -------------
SUBTOTAL                                                                    (617)          (8,452)          (4,505)         (15,574)

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                                2,926           (2,652)            (615)          (2,871)
                                                                   -------------    -------------    -------------    -------------
Less:  Incentive Distributions to Managing General Partner                (2,508)          (1,872)          (2,508)          (2,566)
                                                                   -------------    -------------    -------------    -------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                     $         418    $      (4,524)   $      (3,123)   $      (5,437)
                                                                   =============    =============    =============    =============

See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CHANGES IN NET ASSETS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                                    For the Six Months Ended
                                                                             --------------------------------------
                                                                              June 30, 1997          June 30, 1996
                                                                             ---------------        ---------------

FROM OPERATIONS:

Net Investment Income                                                        $         3,850        $         4,926

Net Realized Gain on Investments                                                          40                  7,777

Net Change in Unrealized Depreciation from Investments                                (4,505)               (15,574)
                                                                             ---------------        ---------------

Net Increase (Decrease) in Net Assets Resulting from Operations                         (615)                (2,871)

Cash Distributions to Partners                                                       (11,792)               (25,313)
                                                                             ---------------        ---------------

Total Increase (Decrease)                                                    $       (12,407)       $       (28,184)

NET ASSETS:
Beginning of Year                                                                     49,257                 88,476
                                                                             ---------------        ---------------

End of Period                                                                $        36,850        $        60,292
                                                                             ===============        ===============


See the Accompanying Notes to Financial Statements.

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)
                                                                                     For the Six Months Ended
                                                                                  --------------------------------
                                                                                  June 30, 1997      June 30, 1996
                                                                                  -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                         $       4,372      $       7,333
  Fund Administration Fee                                                                  (256)              (282)
  Investment Advisory Fee                                                                  (330)              (445)
  Independent General Partners' Fees and Expenses                                           (75)              (145)
  (Purchase) Sale of Temporary Investments, Net                                           1,625             (9,426)
  Purchase of Follow On Investents                                                       (1,580)                --
  Proceeds from Sales of Portfolio Company Investments                                    7,983             29,242
  Reimbursable Administrative Expense                                                       (57)               (51)
  Legal and Professional Fees                                                               (30)              (913)
                                                                                  -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                11,652             25,313
                                                                                  -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                        (11,792)           (25,313)
                                                                                  -------------      -------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                (11,792)           (25,313)
                                                                                  -------------      -------------
  Net Increase in Cash                                                                     (140)                --
  Cash at Beginning of Period                                                               141                  1
                                                                                  -------------      -------------
CASH AT END OF PERIOD                                                             $           1      $           1
                                                                                  =============      =============

                                        RECONCILIATION OF NET INVESTMENT INCOME
                                    TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                             $       3,850      $       4,926
                                                                                  -------------      -------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                                      7,992             12,039
  (Increase) Decrease in Accrued Interest Receivables                                      (282)               694
  Decrease in Prepaid Expenses                                                                2                  3
  Increase (Decrease) in Legal and Professional Fees Payable                                 53               (112)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                         7                  3
  Increase (Decrease) in Independent General Partners' Fees Payable                         (10)               (17)
  Net Realized Gains on Sales of Investments                                                 40              7,777
                                                                                  -------------      -------------
TOTAL ADJUSTMENTS                                                                         7,802             20,387
                                                                                  -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $      11,652      $      25,313
                                                                                  =============      =============


See the Accompanying Notes to Financial Statements.

                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)

                                                                   Individual       Managing
                                                                      General        General          Limited
                                                                      Partner        Partner         Partners        Total
                                                                   ----------       --------       ----------     ----------

For the Six Months Ended June 30, 1997
Partners' Capital at January 1, 1997                               $       18       $  2,566       $   46,673     $   49,257
Allocation of Net Investment Income                                         1          1,011            2,838          3,850
Allocation of Net Realized Gain on Investments                              -             --               40             40
Allocation of Net Change in Unrealized
  Depreciation From Investments                                            (1)           (13)          (4,491)        (4,505)
Cash Distributions to Partners                                             (3)        (2,738)          (9,051)       (11,792)
                                                                   ----------       --------       ----------     ----------
Partners' Capital at June 30, 1997                                 $       15       $    826       $   36,009     $   36,850
                                                                   ==========       ========       ==========     ==========

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                              JUNE 30, 1997
                                           (DOLLARS IN THOUSANDS)
 Principal                                                                                                      Fair        % Of
  Amount                                                                               Investment  Investment   Value      Total
Shares/Warrants   Investment                                                              Date       Cost(e)   (Note 2)  Investments
                  MEZZANINE INVESTMENTS MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b)- Note 4
219,323 Shares    Anchor Holdings, Inc., Common Stock (d)                               04/30/90      745         745
                    $3,133 11.67% Sr. Sub. Note
                    $4,178 17.50% Jr. Sub. Note
                    Purchased 4/30/90                        $ 7,311
                    Repaid 4/2/97                            $ 7,311
                    Realized Gain                            $     0
                    87,033 Shares Common Stock
                    Purchased 4/30/90                        $   827
                    Excersise 132,290 Warrants 4/2/97        $ 1,256
                    Return of Capital Proceeds from the
                      Anchor Dividend                        $(1,338)
                    Cost Basis of Equity                     $   745                              -------------------------------
                                                                                                      745         745        2.02
                                                                                                  -------------------------------
                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                     (8.8% of fully diluted common equity)                                        -------------------------------
                                                                                                    9,156       9,156       24.81
                                                                                                  -------------------------------
                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        -           -
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                         -------------------------------
                                                                                                        0           0        0.00
                                                                                                  -------------------------------
                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                 07/31/92    3,680       6,417
                    (8.9% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0                                -------------------------------
                                                                                                    3,680       6,417       17.39
                                                                                                  -------------------------------
                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                              04/03/90   16,153         842
33,427 Shares     Hills Stores Company, Common Stock(a)(d)                              08/21/95    2,418         115
                    (2.5% of fully diluted common equity)                                         -------------------------------
                                                                                                   18,571         957        2.60
                                                                                                  -------------------------------
                  PLAYTEX PRODUCTS, INC.(b) - Note 5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                            03/29/90    2,830       1,721
                    (0.3%  of  fully  diluted  common  equity)
                    $3,916  15% Subordinated  Note
                    Purchased  03/29/90                     $3,916
                    Sold 09/28/90                           $3,925
                    Realized  Gain                          $    9
                    45,323  Shares  Common  Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased  03/29/90                     $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29                                -------------------------------
                                                                                                    2,830       1,721        4.66
                                                                                                  -------------------------------

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                              JUNE 30, 1997
                                           (DOLLARS IN THOUSANDS)
 Principal                                                                                                      Fair        % Of
  Amount                                                                               Investment  Investment   Value      Total
Shares/Warrants   Investment                                                              Date       Cost(e)   (Note 2)  Investments

                  CINNABON INTERNATIONAL, INC.
                  (formerly Restaurants Unlimited)
$3,956            Restaurants Unlimited, 11% Sub. Nt. due 06/30/02(c)                   06/03/94  $ 3,956    $  3,956
256,083 Warrants  Restaurants Unlimited, Common Stock Warrants(d)                       06/03/94        -           -
                    (1.4% of fully diluted common equity)                                         -------------------------------
                                                                                                    3,956       3,956       10.72
                                                                                                  -------------------------------
                  STANLEY FURNITURE COMPANY, INC. (b) - Notes 4, 5
5,545 Shares      Stanley Furniture Company, Inc., Common Stock(a)                      06/30/91       70         128
                    (___% of fully diluted common equity)
                    7,716 Shares Common Stock
                    Purchased 6/30/91                      $   97
                    Sold 6,710 Shares 11/13/96             $  102
                    Sold 1,006 Shares 12/13/96             $   15
                    Realized Gain                          $   20
                    Purchased 218 Shares 6/30/97           $    3
                    Sold 2/7/97                            $    5
                    Realized Gain                          $    2
                    Purchased 5,032 Shares 6/30/91         $   64
                    Sold 6/30/97                           $  101
                    Realized Gain                          $   37                                 -------------------------------
                    Total Net Realized Gain                $   59                                      70         128         .35
                                                                                                  -------------------------------
TOTAL INVESTMENT IN MANAGED COMPANIES                                                             $39,008    $ 23,080       62.55
                                                                                                  -------------------------------

                         See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                             JUNE 30, 1997
                                        (DOLLARS IN THOUSANDS)
  Principal                                                                                                   Fair       % Of
   Amount                                                                            Investment Investment   Value       Total
Shares/Warrants                Investment                                               Date       Cost(e)  (Note 2)  Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94   $  443     $  464
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94       62         62
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94        9          9
                                                                                                  -------------------------------
                                                                                                      514        535         1.45
                                                                                                  -------------------------------
                  FITZ AND FLOYD (b) - Notes 4,5,6
  1,580           FFSC, Inc., 12% Subordinated Note due 4/15/04                         04/15/97    1,580      1,580
  5,530 Shares    FFSC, Inc., Series A Preferred Stock                                  04/15/97    8,248      1,978
 33,575 Shares    FFSC, Inc,Common Stock                                                04/15/97        -          -
                    1,661,663 Shares Common Stock
                    Purchased Various                  $    13
                    Surrendered May 1996
                    Realized Loss                      $   (13)
                    $6,719 Sr. Sub. Note
                    $1,581 Sr. Sub. Note
                    Purchased Various                  $ 8,248
                    Exchanged 4/11/97
                    5,530 Series A Preerred Stock
                    33,575 Shares Common Stock         $ 8,248
                    Realized Gain                      $     0
                    Total Realized Loss                $   (13)                                   -------------------------------
                                                                                                    9,828      3,558         9.64
                                                                                                  -------------------------------
                  FLA. ORTHOPEDICS, INC - Note 5,6
$12,634 Shares    FLA. Holdings, Inc. Series B Preferred Stock (d)                      08/02/93      987          -
2,493 Warrants    FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93        -          -
                    $3,158  12.5% Sub. Note
                    Purchased 8/02/93                  $ 3,158
                    Surrendered 8/02/96                $     -
                    Realized Loss                      $(3,158)
                    78,960 Common Stock
                    Purchased 8/2/93                   $   987
                    Exchanged 8/2/96
                    2493 Series B Preferred Stock      $   987
                    Realized Gain                      $     0                                    -------------------------------
                    Total Realized Loss                $(3,158)                                       987          0         0.00
                                                                                                  -------------------------------

                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95    3,997      2,955
3,568             Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95    3,568          -
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95        -          -
                                                                                                  -------------------------------
                                                                                                    7,565      2,955         8.01
                                                                                                  -------------------------------

                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                       18,894      7,048        19.10
                                                                                                  -------------------------------

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                              JUNE 30, 1997
                                           (DOLLARS IN THOUSANDS)
 Principal                                                                                                      Fair        % Of
  Amount                                                                               Investment  Investment   Value      Total
Shares/Warrants   Investment                                                              Date       Cost(e)   (Note 2)  Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                   Various     20,507     15,918        43.14
                  Preferred Stock, Common Stock, Warrants and Stock Rights             Various     37,395     14,210        38.51
                                                                                                  -------------------------------

                  TOTAL MEZZANINE INVESTMENTS                                                     $57,902   $ 30,128        81.65
                                                                                                  ===============================
                  TEMPORARY INVESTMENTS

                  TIME DEPOSIT
$101              State Street Repurchase Agreement 3% due 7/01/97                                    101        101
                                                                                                  -------------------------------
                  TOTAL INVESTMENT IN TIME DEPOSITS                                                   101        101          .27
                                                                                                  ===============================

                  COMMERCIAL PAPER

$1,057            Ford Motor Credit, 5.46% due 07/01/97                               06/26/97      1,056      1,057
$5,621            State Street Clipper Receivabe 5.5% due 07/08/97                    06/23/97      5,608      5,615
                                                                                                  -------------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              6,664      6,672        18.08
                                                                                                  -------------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                     $ 6,765   $  6,773        18.35
                                                                                                  -------------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                      $64,667   $ 36,901       100.00%
                                                                                                  ===============================

(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents  original  cost and  excludes  accretion  of discount of $24 for
     Mezzanine Investments and $8 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Non-income producing equity security.

                    See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997
                             (UNAUDITED)


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

     The Retirement Fund will terminate on December 20, 1999, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if such extension is in the best interest of the Retirement Fund. The Retirement Fund will then have five additional years to liquidate its remaining investments.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at June 30, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1997 and December 31, 1996, the Retirement Fund has in its portfolio of investments $504,150 of payment-in-kind notes which excludes $1.3 million of payment-in-kind notes received from notes placed on non-accrual status and $14,640 of payment-in-kind equity.

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

Interim Financial Statements

     The financial information included in this interim report as of June 30, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     4.  Investment  Transactions

     During February 1997, the Retirement Fund sold 218 shares of Stanley Furniture for $24 per share and received total proceeds of $5,232 and recognized a gain of $2,488. On June 30, 1997, the Retirement Fund entered into a stock purchase agreement with Stanley whereby the Retirement Fund sold 5,032 shares of Stanley Furniture for $20 per share. The Retirement Fund received total proceeds of $100,640 and recognized a gain of $37,321.

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

     Immediately prior to the Recapitalization, the Retirement Fund owned 87,033 shares of the common stock of Anchor Holdings, Inc., the parent of Anchor. Immediately after the consummation of the Recapitalization, the Retirement Fund exercised its warrants to purchase common stock (at an exercise price of $9.50 per share) and acquired an additional 132,290 shares of common stock, bringing its total holdings of common stock to 219,323 shares. In connection with the Recapitalization, Holdings paid a dividend to all holders of Holdings common stock of record as of April 2, 1997, in the amount of $19.02 per share (the "Anchor Dividend") . As a result of such dividend, the Retirement Fund received $4.2 million, of which approximately 32% or $1.3 million was returned to partners as a return of captial.

     On April 11, 1997 the Bankruptcy Court confirmed a plan of Reorganization for Fitz & Floyd. As a result, on April 14, 1997, a follow-on investment of $1.6 million was made in Fitz and Floyd and Fund II received a $1.6 million 12% subordinated note. Additionally, the Retirement Fund exchanged the $8.2 million adjustable notes, which the Retirement Fund previously held, for Series A Preferred Stock and Class A Common Stock in Fitz and Floyd. No gain or loss was recorded on the trasaction.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of June 30, 1997, the remaining reserve balance was $4.3 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $6.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the six months ended June 30, 1997, the Retirement Fund recorded net unrealized depreciation of $4,505,114 as compared to net unrealized depreciation of $15,574,996 for the same period in 1996. As of June 30, 1997, the Retirement Fund's cumulative net unrealized depreciation on investments totalled $27,796,457.

     For the three months ended June 30, 1997, the Retirement Fund recorded net unrealized depreciation of $617,317 as compared to net unrealized depreciation recorded for the comparable period in 1996 of $8,452,964. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

      -  FLA Orthopedics, Inc. on January 1, 1995.
      -  Stablex Canada, Inc. on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the six months ended June 30, 1997 and 1996, the Retirement Fund paid $329,923 and $445,415, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P. For the three months ended June 30, 1997 and 1996, the Retirement Fund paid $170,722 and $215,557, respectively, in Investment Advisory Fees to Thomas
H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co., Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the six months ended June 30, 1997 and 1996, the Retirement Fund paid $255,578 and $281,564, respectively, in Fund Administration Fees. For the three months ended June 30, 1997 and 1996, the Retirement Fund paid $129,085 and $139,173, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1997 and 1996, the Retirement Fund incurred $64,097 and $53,507, respectively, in reimbursable expenses. For the three months ended June 30, 1997 and 1996, the Retirement Fund incurred $42,413 and $48,385, respectively, in reimbursable expenses.

     Beginning in November 1997, the Fund Administration Fee will change to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses incurred by the Fund.

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the six months ended June 30, 1997 and 1996, Independent General Partners Fees and Expenses for the Retirement Fund totalled $64,811 and $128,485, respectively. For the three months ended June 30, 1997, the Retirement Fund incurred $44,426 as compared to $51,609 for the same period in 1996.

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

     During the six month period ending June 30, 1997, the Retirement Fund paid Individual General Partner distributions totaling $2,550 and Managing General Partner distributions totaling $2,738,308 (which includes $2,712,812 of incentive fees). As of June 30, 1997, the Managing General Partner has earned a total of $28.9 million in MGP Incentive Fees, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11.  Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from the Retirement Fund and one Limited Partner from the Fund II each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs' have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending motion. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

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

     On November 27, 1995, one Limited Partner from Fund II and one Limited Partner from the Retirement Fund filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996, the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, in the opinion of legal counsel, the outcome of this case is not determinable at this time.

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

13. Subsequent Events

     On August 1, 1997, the Individual General Partners approved the second quarter 1997 cash distribution totalling $1,783,647, which consisted of net distributable proceeds of $1,073,274 from the sale of portfolio companies ( which $909,914 is return of capital, of which $807,222 of the Anchor Dividend was returned to partners as Return of Capital), $71,274 of net income from temporary investments and $639,098 from Mezzanine Investments (which includes $449,533 of dividend income from the Anchor Dividend). The total amount distributed to Limited Partners was $1,586,984 or $8.94 per Unit. The Managing General Partner received $4,471 representing its interest in the Retirement Fund and $191,744 in performance incentive fees. Thomas H. Lee, as an individual general partner received $447, representing his interest in the Retirement Fund. This cash distribution was paid on August 14, 1997.

                                            SCHEDULE 1
                         ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                         SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                             FOR THE 3 AND 6 MONTHS ENDED JUNE 30, 1997
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)

                                                               Par Value or       Original                         Realized
SECURITY                                                   Number of Shares           Cost       Net Proceeds          Gain
-----------------------------------------------            ----------------       --------       ------------      --------
For the Three Months Ended March 31, 1997

Stanley Furniture
      Common Stock                                                      218       $      3       $          5      $      2
-----------------------------------------------                                   --------       ------------      --------
Total for the Three Months Ended March 31, 1997                                          3                  5             2
-----------------------------------------------                                   --------       ------------      --------
For the Three Months Ended June 30, 1997

Anchor Advanced Products
      Notes                                                          $7,311          7,311              7,311            --

Stanley Furniture
      Common Stock                                                    5,032             63                101            38
-----------------------------------------------                                   --------       ------------      --------
For the Three Months Ended June 30, 1997                                             7,374              7,412            38
-----------------------------------------------                                   --------       ------------      --------
Total for the Six Months Ended June 30, 1997                                      $  7,377       $      7,417      $     40
===============================================                                   ========       ============      ========


                                                      SCHEDULE 2
                                  ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                                 SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                         FOR THE PERIOD ENDED JUNE 30, 1997
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)
                                                                     Unrealized       Unrealized       Total              Total
                                                                    Appreciation/   Appreciation/    Unrealized        Unrealized
                                                                   (Depreciation)   (Depreciation)  Appreciation/    Appreciation/
                                                                   for the Three     for the Six   (Depreciation)   (Depreciation)
                                           Investment      Fair      Months ended    Months ended  at December 31,    at June 30,
SECURITY                                      Cost        Value     June 30, 1997   June 30, 1997       1996             1997
---------------------------------         -----------    ------   ---------------  --------------  --------------   -------------
PUBLICLY TRADED SECURITIES

First Alert
  Common Stock                                $ 3,680  $  6,417          $   (142)       $ (1,283)       $  4,020        $  2,737

Hills Stores
  Common Stock                                 18,571       957              (226)           (713)        (16,902)        (17,615)

Playtex
  Common Stock                                  2,830     1,721              (275)            253          (1,362)         (1,109)

Stanley
  Common Stock                                     70       128               (15)            (21)             79              58
---------------------------------                                 ---------------  --------------  --------------   -------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                                       $  (658)       $ (1,764)       $(14,165)       $(15,929)
---------------------------------                                 ---------------  --------------  --------------   -------------
NON PUBLIC SECURITIES:

Fitz and Floyd
  Common Stock                                   9,828    3,558           $    41        $     41        $ (6,311)       $ (6,270)

FLA. Orthopedics, Inc.
  Preferred Stock*                                 987       --                --              --            (987)           (987)

Stablex Canada Inc.
  Subordinated Notes                             7,565    2,955                --          (2,782)          (1,828)        (4,610)
---------------------------------                                 ---------------  --------------  --------------   -------------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NON PUBLIC
  SECURITIES                                                              $    41        $ (2,741)       $ (9,126)       $(11,867)
---------------------------------                                 ---------------  --------------  --------------   -------------
TOTAL NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                                          $  (617)       $ (4,505)       $(23,291)       $(27,796)
=================================                                 ===============  ==============  ==============   =============


* Restricted security.


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

     As of June 30, 1997, the Retirement Fund had a total of $57.9 million invested in Mezzanine Investments representing $39.0 million Managed and $18.9 million Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $5.9 million decrease versus the total invested in Mezzanine Investments at December 31, 1996 of $63.8 million. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than two months.

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of June 30, 1997, the remaining reserve balance was $4.3 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $6.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     The Managing General Partner has established a reserve for Retirement Fund expenses of $500,000 from the proceeds received from the sale of Anchor Advanced Products on April 2, 1997.

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

     Certain issuers of Securities held by the Retirement Fund (First Alert, Hills, Playtex and Stanley Furniture) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least one year on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least two years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

     The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and, where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Funds (and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. The Retirement Fund may, from time to time, make follow-on investments to the extent necessary to protect or enhance its existing investments.

Results of Operations

Investment Income and Expenses

     The investment income from operations for the quarter consists primarily of interest and discount income earned on the investment of proceeds from partners' contributions in Mezzanine Investments and short-term money market instruments.

     For the six months ended June 30, 1997, the Retirement Fund had investment income of $4,654,482 as compared to $6,638,086 for the same period in 1996. The decrease of $1,983,604 in 1997 investment income as compared to 1996 is due to the sale of income producing portfolio companies, as well as recognition of previously unrecorded interest income of payment-in-kind securities totalling $3.9 million related to the sale of CST Office Products, Inc. in March of 1996.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the six months ended June 30, 1997 and 1996 was $329,923 and $445,415, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. The decrease in the Investment Advisory Fee is primarily the result of returns of capital distributed to Limited Partners. For the three months ended June 30, 1997 and 1996, Investment Advisory Fees paid to the Investment Adviser were $170,722 and $215,557, respectively.

     The Fund Administration Fee paid to the Fund Administrator for the six months ended June 30, 1997 and 1996 was $255,578 and $281,564, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. For the three months ended June 30, 1997 and 1996, the Fund Administration Fee paid to the Fund Administrator was $129,085 and $139,173, respectively.

     Beginning in November of 1997, the Fund Administration Fee will change to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1997 and 1996, the Retirement Fund incurred reimbursable expenses of $64,097 and $53,507, respectively. For the quarters ended June 30, 1997 and 1996, reimbursable expenses totaled $42,413 and $48,385, respectively.

     For the six months ended June 30, 1997, the Retirement Fund had net investment income of $3,850,032 as compared to $4,926,359 for the same period in 1996. The decrease of $1,076,327 in 1997 net investment income as compared to 1996 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc., in March of 1996, partially offset by lower Legal and Professional Fees and Investment Advisory Fees. Legal and Professional Fees were lower in 1997 than in 1996 partially due to a rebate of approximately $231 thousand pertaining to legal fees paid by the Retirement Fund on behalf of Fitz and Floyd pertaining to the Plan of Reorganization.

     For the three months ended June 30, 1997, the Retirement Fund had net investment income of $3,505,553 as compared to $301,977 for the same period in 1996. The increase in net investment income is due to dividend income received pertaining to Anchor Advanced Products, Inc. along with lower Legal and Professional Fees recorded in 1997.

Net Assets

     The Retirement Fund's net assets decreased by $12,407,620 during the six months ended June 30, 1997 due to the payment of cash distributions to partners of $11,792,347 and net unrealized depreciation of $4,505,114, partially offset by realized gains from the sale of Mezzanine Investments of $39,809 and net investment income of $3,850,032. This compares to the decrease in net assets of $28,184,849 for the six months ended June 30, 1996 resulting from the payment of cash distributions to partners of $25,313,307 and net unrealized depreciation of $15,574,996, partially offset by net investment income of $4,926,359 and realized gains from investments of $7,777,095.

Unrealized Appreciation and Depreciation on Investments

     For the six months ended June 30, 1997, the Retirement Fund recorded net unrealized depreciation of $4,505,114 compared to net unrealized depreciation of $15,574,996 for the same period in 1996. As of June 30, 1997, the Retirement Fund's cumulative net unrealized depreciation on investments totalled $27,796,457.

     For the three months ended June 30, 1997, the Retirement Fund recorded net unrealized depreciation of $617,317 as compared to net unrealized depreciation of $8,452,964 recorded for the comparable period in 1996. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

     The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at June 30, 1997.

     The Managing General Partner and the Investment Adviser review the valuation of the Retirement Fund portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Advisor believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

     Approximately 55% of the Retirement Fund's mezzanine investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

     The First Alert, Hills, Playtex and Stanley Furniture securities held by the Retirement Fund are restricted securities under the SEC's Rule 144 and can only be sold under that rule in a registered public offering or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Retirement Fund may be considered an affiliate of First Alert and Stanley Furniture under the SEC's Rule 144 and, therefore, any resale of securities of those companies, under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining First Alert, Hills, Playtex and Stanley Furniture securities held by the Retirement do not necessarily represent the prices at which these securities could currently be sold.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

Realized Gains and Losses

     For the six months ended June 30, 1997, the Retirement Fund had net realized gains from the sale of Mezzanine Investments of $39,809 as compared to $7,777,095 for the same period in 1996.

     For the quarter ended June 30, 1997, the Retirement Fund had net realized gains from investments of $37,321 as compared to $5,499,046 recorded in the second quarter of 1996. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On August 1, 1997, the Individual General Partners approved the second quarter 1997 cash distribution totalling $1,783,647, which consisted of net distributable proceeds of $1,073,274 from the sale of portfolio companies (of which $909,914 is return of capital, of which $807,222 of the Anchor Dividend was returned to partners as Return of Capital), $71,274 of net income from temporary investments and $639,098 from Mezzanine Investments (which includes $449,533 of dividend income from the Anchor Dividend). The total amount distributed to Limited Partners was $1,586,984 or $8.94 per Unit. The Managing General Partner received $4,471 representing its interest in the Retirement Fund and $191,744 in performance incentive fees. Thomas H. Lee, as an individual general partner received $447, representing his interest in the Retirement Fund. This cash distribution was paid on August 14, 1997.

     Because most of the Retirement Fund's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by the the Retirement Fund may not be sufficient to cover the the Retirement Fund's expenses in the future. As a result, any interest income received will be used to pay the Retirement Fund expenses any may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from gains and recovered capital from asset sales, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

     Should you decide to sell you Units, please be aware that such sale will be recorded on the books and records of the the Retirement Fund quarterly, only upon the satisfactory completion and acceptance of the the Retirement Fund's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.



     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibit 27 - Financial  Data  Schedule for the quarter ending June 30, 1997.

     (b) Reports on form 8-K: Anchor Recapitalization Filed May 2, 1997

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 1997.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: August 13, 1997   /s/  Audrey Bommer
                              Audrey Bommer
                              Vice President and Treasurer
                              (Chief Financial Officer)


Dated: August 13, 1997  /s/  Roger F. Castoral, Jr.
                             Roger F. Castoral, Jr.
                             Assistant Treasurer
                             (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 1997.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: August 13, 1997      Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)



Dated: August 13, 1997      Roger F. Castoral, Jr.
                            Assistant Treasurer
                            (Principal Accounting Officer)