Form 10-Q
period 1997-09-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1997-11-13
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended September 30, 1997

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners' Capital as of September 30, 1997 and December 31, 1996

Statements of Operations - For the three and nine months
  Ended September 30, 1997 and 1996

Statements of Changes in Net Assets - For the nine months
  Ended  September 30, 1997 and 1996

Statements of Cash Flows - For the nine months Ended
  September 30, 1997 and 1996

Statement of Changes in Partners' Capital at September 30, 1997

Schedule of Portfolio Investments - September 30, 1997

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2


Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
              Results of Operations


Part II. Other Information

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                    (DOLLARS IN THOUSANDS)

                                                                      (Unaudited)
                                                                     September 30,     December 31,
                                                                          1997             1996
                                                                     ------------     ------------
ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $39,008
      at September 30, 1997 and $46,467 at December 31, 1996)        $     23,909     $     32,302
    Non-Managed Companies (amortized cost $18,894
      at September 30, 1997 and $17,353 at December 31, 1996)               6,776            8,244
    Temporary Investments, at amortized cost (cost $5,072
      at September 30, 1997 and $8,390 at December 31, 1996)                5,083            8,405
Cash (of which $131 is restricted at December 31, 1996)                         1              141
Accrued Interest Receivable - Note 2                                          341              531
Prepaid Expenses                                                               --                4
                                                                     ------------     ------------
TOTAL ASSETS                                                         $     36,110     $     49,627
                                                                     ============     ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                              $        110     $        119
    Reimbursable Administrative Expenses Payable - Note 8                      40               35
    Independent General Partners' Fees Payable - Note 9                        19               28
    Deferred Interest Income - Note 2                                          91              188
                                                                     ------------     ------------
Total Liabilities                                                             260              370
                                                                     ------------     ------------
Partners' Capital - Note 2
    Individual General Partner                                                 15               18
    Managing General Partner                                                  249            2,566
    Limited Partners (177,515 Units)                                       35,586           46,673
                                                                     ------------     ------------
Total Partners' Capital                                                    35,850           49,257
                                                                     ------------     ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                              $     36,110     $     49,627
                                                                     ============     ============



See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)
                                                                 For the Three Months Ended        For the Nine Months Ended
                                                                -----------------------------     -----------------------------
                                                                September 30,   September 30,     September 30,    September 30,
                                                                     1997           1996               1997           1996
                                                                ------------     ------------     ------------     ------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                        $        470     $        691     $      2,027     $      6,881
Discount & Dividends                                                      79              170            3,176              618
                                                                ------------     ------------     ------------     ------------
    TOTAL INCOME                                                         549              861            5,203            7,499
                                                                ------------     ------------     ------------     ------------

EXPENSES:
Investment Advisory Fee - Note 7                                         142              184              472              629
Fund Administration Fee - Note 8                                         123              132              378              414
Legal and Professional Fees                                               --              179               88              980
Reimbursable Administrative Expenses-Note 8                               40               25              104               79
Independent General Partners' Fees and Expenses - Note 9                  18               16               83              144
Insurance Expense                                                          2                1                4                3
                                                                ------------     ------------     ------------     ------------
    TOTAL EXPENSES                                                       325              537            1,129            2,249
                                                                ------------     ------------     ------------     ------------

NET INVESTMENT INCOME                                                    224              324            4,074            5,250

Net Realized Gain (Loss) on Investments - Note 4 & Schedule 1             --           (3,158)              40            4,749
Net Change in Unrealized Appreciation (Depreciation)
  from Investments: Note 5 and Schedule 2:
  Publicly Traded Securities                                             829            3,789             (935)          (7,447)
  Nonpublic Securities                                                  (269)           3,158           (3,010)          (1,180)
                                                                ------------     ------------     ------------     ------------
SUBTOTAL                                                                 560            6,947           (3,945)          (8,627)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                     784            4,113              169            1,372
Less:  Earned Incentive Distributions to
  Managing General Partner                                               (17)              --           (2,739)          (2,566)
                                                                ------------     ------------     ------------     ------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                  $        767     $      4,113     $     (2,570)    $     (1,194)
                                                                ============     ============     ============     ============


See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CHANGES IN NET ASSETS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                            For the Nine Months Ended
                                                                          -----------------------------
                                                                          September 30,    September 30,
                                                                              1997              1996
                                                                          ------------     ------------

FROM OPERATIONS:

Net Investment Income                                                     $      4,074     $      5,250

Net Realized Gain on Investments                                                    40            4,749

Net Change in Unrealized Depreciation from Investments                          (3,945)          (8,627)
                                                                          ------------     ------------

Net Increase in Net Assets Resulting from Operations                               169            1,372

Cash Distributions to Partners                                                 (13,576)         (34,616)
                                                                          ------------     ------------

Total Decrease                                                            $    (13,407)    $    (33,244)

NET ASSETS:

Beginning of Year                                                               49,257           88,476
                                                                          ------------     ------------
End of Period                                                             $     35,850     $     55,232
                                                                          ============     ============



See the Accompanying Notes to Financial Statements.

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                STATEMENTS OF CASH FLOWS
                                 (DOLLARS IN THOUSANDS)
                                      (UNAUDITED)
                                                                            For the Nine Months Ended
                                                                          -----------------------------
                                                                          September 30,    September 30,
                                                                               1997            1996
                                                                          ------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                 $      4,849     $      8,299
  Fund Administration Fee                                                         (378)            (414)
  Investment Advisory Fee                                                         (472)            (629)
  Independent General Partners' Fees and Expenses                                  (92)            (164)
  (Purchase) Sale of Temporary Investments, Net                                  3,317             (425)
  Purchase of Follow On Investents                                              (1,580)              --
  Proceeds from Sales of Portfolio Company Investments                           7,983           29,373
  Reimbursable Administrative Expense                                              (99)             (99)
  Legal and Professional Fees                                                      (92)          (1,171)
                                                                          ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       13,436           34,770
                                                                          ------------     ------------
CASH FLOWS APPLIED TO FINANCING ACTIVITIES:
  Cash Distributions to Partners                                               (13,576)         (34,616)
                                                                          ------------     ------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                       (13,576)         (34,616)
                                                                          ------------     ------------
  Net Increase (Decrease) in Cash                                                 (140)             154
  Cash at Beginning of Period                                                      141                1
                                                                          ------------     ------------
CASH AT END OF PERIOD                                                     $          1     $        155
                                                                          ============     ============

RECONCILIATION OF NET INVESTMENT INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                     $      4,074     $      5,250
                                                                          ------------     ------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Decrease in Investments                                                        9,685           24,198
  (Increase) Decrease in Accrued Interest Receivables                             (354)             800
  Decrease in Prepaid Expenses                                                       4                4
  Decrease in Legal and Professional Fees Payable                                   (9)            (191)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                5              (20)
  Decrease in Independent General Partners' Fees Payable                            (9)             (20)
  Net Realized Gains on Sales of Investments                                        40            4,749
                                                                          ------------     ------------
TOTAL ADJUSTMENTS                                                                9,362           29,520
                                                                          ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 $     13,436     $     34,770
                                                                          ============     ============


See the Accompanying Notes to Financial Statements.

                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)

                                                                  Individual         Managing
                                                                   General            General           Limited
                                                                   Partner            Partner           Partners             Total
                                                                -------------     -------------     -------------     -------------
For the Nine Months Ended September 30, 1997
Partners' Capital at January 1, 1997                            $          18     $       2,566     $      46,673     $      49,257
Allocation of Net Investment Income                                         1               629             3,444             4,074
Allocation of Net Realized Gain on Investments                             --                --                40                40
Allocation of Net Change in Unrealized
  Depreciation From Investments                                            (1)              (11)           (3,933)           (3,945)
Cash Distributions to Partners                                             (3)           (2,935)          (10,638)          (13,576)
                                                                -------------     -------------     -------------     -------------
Partners' Capital at September 30, 1997                         $          15     $         249     $      35,586     $      35,850
                                                                =============     =============     =============     =============


See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                               SEPTEMBER 30, 1997
                                             (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                                                  Fair          % Of
 Principal                                                                             Investment Investment     Value         Total
Amount/Shares     Investment                                                                 Date     Cost(e)  (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  ANCHOR ADVANCED PRODUCTS, INC. (b) - NOTE 4
87,033 Shares     Anchor Holdings, Inc., Common Stock (d)                               04/30/90      745         745
132,290 Warrants  Anchor Holdings, Inc., Common Stock (d)                               04/30/90        0           0
                    $3,133 11.67% Sr. Sub. Note
                    $4,178 17.50% Jr. Sub. Note
                    Purchased 4/30/90                        $ 7,311
                    Repaid 4/2/97                            $ 7,311
                    Realized Gain                            $     0
                    87,033 Shares Common Stock
                    Purchased 4/30/90                        $   827
                    Excersise 132,290 Warrants 4/2/97        $ 1,256
                    Return of Capital Proceeds from the
                      Anchor Dividend                        $(1,338)
                    Cost Basis of Equity                     $   745                               ------------------------------
                                                                                                      745         745        2.08
                                                                                                   ------------------------------

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                    (8.8% of fully diluted common equity)                                           ------------------------------
                                                                                                    9,156       9,156       25.60
                                                                                                    ------------------------------

                  CINNABON INTERNATIONAL, INC.
                  (formerly Restaurants Unlimited)
$3,956            Cinnabon, 11% Sub. Nt. due 06/30/02(c)                               06/03/94     3,956      3,956
256,083 Warrants  Cinnabon, Common Stock Warrants(d)                                   06/03/94         0          0
                    (1.4% of fully diluted common equity)                                          ------------------------------
                                                                                                    3,956      3,956        11.06
                                                                                                   ------------------------------

                  COLE NATIONAL CORPORATION
717 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        0           0
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                          ------------------------------
                                                                                                        0           0        0.00
                                                                                                   ------------------------------

                  FIRST ALERT, INC.(b) - Note 5
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                 07/31/92    3,680       6,845
                    (8.9% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0                                 ------------------------------
                                                                                                    3,680       6,845       19.14
                                                                                                   ------------------------------

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                               September 30, 1997
                                             (DOLLARS IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                                                  Fair         % Of
   Principal                                                                           Investment Investment     Value        Total
 Amount/Shares    Investment                                                              Date     Cost(e)    (Note 2)  Investments

                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                             04/03/90   $16,153    $  1,056
33,427 Shares     Hills Stores Company, Common Stock(a)(h)                             08/21/95     2,418         144
                    (2.5% of fully diluted common equity)                                          ------------------------------
                                                                                                   18,571       1,200        3.36
                                                                                                   ------------------------------
                  PLAYTEX PRODUCTS, INC.(b) - Note 5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                           03/29/90     2,830       1,859
                    (0.3% of fully diluted common equity)
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 09/28/90                           $3,925
                    Realized Gain                           $    9
                    45,323 Shares Common Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29                                ------------------------------
                                                                                                    2,830      1,859        5.20
                                                                                                  ------------------------------

                  STANLEY FURNITURE COMPANY, INC. (b) - Notes 4,5, 13
5,545 Shares      Stanley Furniture Company, Inc., Common Stock(a)(d)                  06/30/91        70        148
                    (0.3% of fully diluted common equity)
                    7,716 Shares Common Stock
                    Purchased 6/30/91                      $  97
                    Sold 6,710 Shares 11/13/96             $ 102
                    Sold 1,006 Shares 12/13/96             $  15
                    Realized Gain                          $  20
                    Purchased 218 Shares 6/30/91           $   3
                    Sold 2/07/97                           $   5
                    Realized Gain                          $   2
                    Purchased 5,032 Shares 6/30/91         $  64
                    Sold 6/30/97                           $ 101
                    Realized Gain                          $  37
                    Total Net Realized Gain                $  59                                  ------------------------------
                                                                                                       70        148        0.41
                                                                                                  ------------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $39,008    $23,909       66.85
                                                                                                  ==============================

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    September 30, 1997
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC.
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94    $   443   $    256
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94         62          0
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94          9          9
                                                                                                    -----------------------------
                                                                                                        514        265        .74
                                                                                                    -----------------------------
                  FITZ AND FLOYD - Notes 4,5
$1,580            Fitz and Floyd, 12% Sub. Nt. due 4/15/04(c)                           04/15/97      1,580      1,580
5,530 Shares      Fitz and Floyd, Series A Preferred Stock(d)                           04/15/97      8,248      1,976
33,575 Shares     Fitz and Floyd, Common Stock(d)                                       04/15/97          0          0
                      1,661,663 Shares Common Stock
                      Purchased Various                     $   13
                      Surrendered May 1996                  $    0
                      Realized loss                         $  (13)
                      $6,719 Sr. Sub. Note
                      $1,581 Sr. Sub. Note
                      Purchased Various                     $8,248
                      Exchanged 4/11/97
                      6,530 Series A Preferred Stock and
                      33,575 Shares common Stock            $8,248
                      Realized Gain                         $    0
                      Total Realized Loss                   $  (13)                                 -----------------------------
                                                                                                      9,828      3,556       9.94
                                                                                                    -----------------------------

                  FLA. ORTHOPEDICS, INC - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (d)                      08/02/93        987          0
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93          0          0
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                               -----------------------------
                                                                                                        987          0       0.00
                                                                                                    -----------------------------

                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997      2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568          0
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          0          0
                                                                                                    -----------------------------
                                                                                                      7,565      2,955       8.26
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $18,894   $  6,776      18.94
                                                                                                    =============================

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    SEPTEMBER 30, 1997
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)


                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $20,507   $ 15,710      43.92
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various     37,395     14,975      41.87
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $57,902   $ 30,685      85.79
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 4,327           Ford Motor Credit Corp. 5.47% due 10/01/97                            09/16/97      4,317      4,327
$   756           Ford Motor Credit Corp. 5.57% due 10/01/97                            09/25/97        755        756
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                                5,072      5,083      14.21
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $ 5,072   $  5,083      14.21
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $62,974   $ 35,768     100.00%
                                                                                                    =============================


(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $22 for Mezzanine Investments and $11 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Non-income producing equity security.

See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                             (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at September 30, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1997, the Retirement Fund has in its portfolio of investments $504,150 of payment-in-kind notes which excludes $2.0 million of payment-in-kind notes received from notes placed on non-accrual status and $14,640 of payment-in-kind equity.

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

Interim Financial Statements

     The financial information included in this interim report as of September 30, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of November 14, 1997, the remaining reserve balance was $3.3 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $7.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     The  Managing   General  Partner  has  established  a  reserve  for  future
Retirement Fund expenses of $500,000 from proceeds received from the sale of Anchor Advanced Products on April 2, 1997.

     Because the Retirement Fund primarily invested in high-yield private placement securities, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the nine months ended September 30, 1997, the Retirement Fund recorded net unrealized depreciation of $3,945,427 as compared to net unrealized depreciation of $8,627,011 for the same period in 1996. As of September 30, 1997, the Retirement Fund's cumulative net unrealized depreciation on investments totalled $27,236,769.

     For the three months ended September 30, 1997, the Retirement Fund recorded net unrealized appreciation of $559,687 as compared to net unrealized appreciation recorded for the comparable period in 1996 of $6,946,985. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

      -  FLA Orthopedics, Inc. on January 1, 1995.
      -  Stablex Canada, Inc. on September 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the nine months ended September 30, 1997 and 1996, the Retirement Fund paid $472,308 and $629,018, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P. For the three months ended September 30, 1997 and 1996, the Retirement Fund paid $142,385 and $183,604, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive from the Funds an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses. In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and Merrill Lynch & Co., Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund in proportion with the net offering proceeds. For the nine months ended September 30, 1997 and 1996, the Retirement Fund paid $378,288 and $413,547, respectively, in Fund Administration Fees. For the three months ended September 30, 1997 and 1996, the Retirement Fund paid $122,710 and $131,983, respectively, in Fund Administration Fees.

     Pursuant to the administrative services agreement between Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is being reimbursed to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1997 and 1996, the Retirement Fund incurred $104,347 and $79,507, respectively, in reimbursable expenses. For the three months ended September 30, 1997 and 1996, the Retirement Fund incurred $40,250 and $26,000, respectively, in reimbursable expenses.

     Beginning in November 1997, the Fund Administration Fee will be calculated at an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses incurred by the Fund.

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of units issued by each fund. Compensation for each of the Individual General Partners is reviewed annually. For the nine months ended September 30, 1997 and 1996, Independent General Partners Fees and Expenses for the Retirement Fund totalled $83,263 and $144,191, respectively. For the three months ended September 30, 1997, the Retirement Fund incurred $18,452 as compared to $15,706 for the same period in 1996.

10. Related Party Transactions

     The Retirement Fund's investments generally were made as co-investments with Fund II. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by the Retirement Fund involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Retirement Fund's expectation of engaging in such co-investments, the Funds together with ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. The Retirement Fund's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

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

     During the nine month period ending September 30, 1997, the Retirement Fund paid Individual General Partner distributions totaling $2,997 and Managing General Partner distributions totaling $2,934,523 (which includes $2,904,556 of incentive fees). As of September 30, 1997, the Managing General Partner has earned a total of $28.9 million in MGP Incentive Fees, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution") at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11.  Litigation

     On February 3, 1992 and February 5, 1992, respectively, one Limited Partner from the Retirement Fund and one Limited Partner from Fund II each commenced class actions in the US District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Funds between November 10, 1989 and January 5, 1990, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds and certain named affiliates of such persons. These actions, alleging that the defendants made material misrepresentations or omitted material information in the offering materials for the Funds concerning the investment purposes of the Funds, were consolidated by the court on March 31, 1992, and a consolidated complaint was filed by the plaintiffs on May 14, 1992. In April 1993, plaintiffs filed an amended complaint, adding claims that certain transactions by the Funds were prohibited by the federal securities laws applicable to the Funds and their affiliates under the Investment Company Act of 1940, as amended. The amended complaint also named the Funds' counsel as a defendant. Defendants moved to dismiss the amended complaint, and, by Opinion and Order dated March 31, 1994, the court granted in part and denied in part the motions to dismiss. Additionally, by its March 31, 1994 Opinion and Order, the Court certified the case as a class action, and ordered plaintiffs to replead by filing a new complaint reflecting the Court's rulings. On April 15, 1994, plaintiffs served and filed a new complaint, which defendants moved to strike for not conforming to the Court's ruling. On August 3, 1994, the Court granted defendants' motion to strike the new complaint. Plaintiffs thereafter filed a revised second amended complaint dated September 26, 1994. Factual discovery in this litigation has concluded, although plaintiffs' have made application to the Court for permission to conduct additional fact discovery. The parties have conducted expert discovery, the conclusion of which is subject to the Courts' decision on a pending motion. The defendants in this action believe that the remaining claims are without merit, although whether or not the plaintiffs prevail, the Funds may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Funds' Partnership Agreements and separate indemnification agreements, and the amount of such indemnification and expenses could be material. The Retirement Fund has advanced amounts to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

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

     On November 27, 1995, one Limited Partner from the Retirement Fund and one Limited Partner from Fund II filed a putative class action in the United States District Court for the District of Delaware, purportedly on behalf of all persons or entities who owned Units in the Funds between April 5, 1991 and November 27, 1995, against the Funds, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Funds, and certain named affiliates of such persons. The complaint contends that the Funds improperly advanced legal fees and litigation costs to the defendants in connection with three previously filed lawsuits. The plaintiffs are seeking an accounting, rescissory or actual damages, punitive damages, plaintiffs' litigation costs and attorneys fees, pre-judgment and post-judgment interest, and an injunction barring the defendants from further indemnifying themselves. The defendants in this action believe that the claims are without merit and have moved to dismiss the case. On December 18, 1996, the Court denied the defendants' motion to dismiss. Although the defendants believe the advancement of legal fees and litigation costs was properly made pursuant to indemnification agreements signed by the defendants, in the opinion of legal counsel, the outcome of this case is not determinable at this time.

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

13. Subsequent Events

     On November 3, 1997, the Individual General Partners approved the Third Quarter 1997 cash distribution totaling $1,091,201, which represents a Return of the Reserve for Follow-On Investments of $1,000,000, Distributable Cash from temporary investments of $32,382, Distributable Cash from Mezzanine Investments of $58,818. The total amount to be distributed to the Limited Partners is $1,070,415 or $6.03 per Unit. The Managing General Partner will receive $3,015 in proportion to its capital contribution and $17,469 as an MGP distribution. Thomas H. Lee, as an Individual General Partner, will receive $301 with respect to his interest in the Retirement Fund. This cash distribution will be paid on November 14, 1997.

     On November 11, 1997, Stanley Furniture Company announced the repurchase of a total of 413,201 shares of its Common Stock from the Retirement Fund and affiliates of the Thomas H. Lee Company including Fund II and the ML Lee Acquisition Fund, L.P. for $25 per share. As a result, the Retirement Fund is expected to sell a total of 2,772 shares and receive proceeds of $69,300. The Retirement Fund will continue to hold 2,773 shares subsequent to this repurchase. Net Distributable Proceeds from the sale will be distributed to Limited Partners of record as of the closing date, which is expected to be in November 1997.

                                           SCHEDULE 1
                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                             FOR THE 9 MONTHS ENDED SEPTEMBER 30, 1997
                                    (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)



                                                                 Par Value or       Original                          Realized
SECURITY                                                       Number of Shares         Cost      Net Proceeds            Gain
-----------------------------------------------                ----------------   ----------      ------------      ----------
For the 3 Months Ended March 31, 1997
-----------------------------------------------

Stanley Furniture
     Common Stock                                                           218   $        3        $        5      $        2
-----------------------------------------------                                   ----------       -----------      ----------
Total for the 3 Months Ended March 31, 1997                                                3                 5               2
-----------------------------------------------                                   ----------       -----------      ----------
For the 3 Months Ended June 30, 1997

Stanley Furniture
     Common Stock                                                         5,032           63               101              38
-----------------------------------------------                                   ----------       -----------      ----------
Total for the 3 Months Ended June 30, 1997                                                63               101              38
-----------------------------------------------                                   ----------       -----------      ----------
Total for the 9 Months Ended September 30, 1997                                   $       66       $       106      $       40
===============================================                                   ==========       ===========      ==========


                                                            SCHEDULE 2
                                        ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                              FOR THE PERIOD ENDED September 30, 1997
                                                      (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)


                                                                       Unrealized     Unrealized
                                                                      Appreciation/  Appreciation/    Total             Total
                                                                     (Depreciation) (Depreciation)  Unrealized       Unrealized
                                                                     for the Three  for the Nine  Appreciation/     Appreciation/
                                                  Investment    Fair  months ended   months ended (Depreciation)at (Depreciation) at
SECURITY                                                Cost   Value  September 30,  September 30,  December 31,    September 30,
                                                                           1997           1997          1996             1997
------------------------------------------------------------------------------------------------------------------------------------
PUBLICLY TRADED SECURITIES

First Alert
  Common Stock*                                   $  3,680   $  6,845      $  428      $   (855)     $  4,020      $  3,165

Hills Stores
  Common Stock*                                     18,571      1,200         243          (470)      (16,902)      (17,372)

Playtex
  Common Stock*                                      2,830      1,859         138           391        (1,362)         (971)

Stanley Furniture
  Common Stock*                                         70        148          20            (1)           79            78
                                                                           ------      --------      --------      --------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                                        $  829      $   (935)     $(14,165)     $(15,100)
                                                                           ------      --------      --------      --------
NON PUBLIC SECURITIES:

Biolease
  Common Stock*                                   $     62   $     --      $  (62)     $    (62)     $      --     $    (62)
  Subordinated Notes*                                  443        256        (207)         (207)            --         (207)

Fitz and Floyd
  Common Stock*                                      9,828      3,558          --            41        (6,311)       (6,270)

FLA. Orthopedics, Inc.
  Preferred Stock*                                     987         --          --            --          (987)         (987)

Stablex Canada Inc.
  Subordinated Notes*                                7,565      2,955          --        (2,782)       (1,828)       (4,610)
                                                                           ------      --------      --------      --------
TOTAL UNREALIZED DEPRECIATION
  FROM NON PUBLIC SECURITIES                                               $ (269)     $ (3,010)     $ (9,126)     $(12,136)
                                                                           ------      --------      --------      --------
TOTAL NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                                           $  560      $ (3,945)     $(23,291)     $(27,236)
                                                                           ======      ========      ========      ========

* Restricted Securities

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

     As of September 30, 1997, the Retirement Fund had a total of $57.9 million invested in Mezzanine Investments representing $39.0 million Managed and $18.9 million Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $5.9 million decrease versus the total invested in Mezzanine Investments at December 31, 1996 of $63.8 million. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments.

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of November 14, 1997, the remaining reserve balance was $3.3 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Fine Clothing, Inc., Hills Stores, Ghirardelli Holdings and Anchor Advanced Products. Additionally, $7.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential follow-on investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     The  Managing   General  Partner  has  established  a  reserve  for  future
Retirement Fund expenses of $500,000 from proceeds received from the sale of Anchor Advanced Products on April 2, 1997.

     All net proceeds from the sale of Mezzanine Investments received by the Retirement Fund in the future will be distributed to its partners unless applied to or set aside for expenses.

     The proportion of distributions provided by net investment income has decreased from prior years due primarily to increased sales and redemptions of Mezzanine Investments and the resulting decrease in investment income as those holdings cease to generate interest income. It is expected that the majority of future cash distributions to Limited Partners will almost entirely be derived from recovered capital and gains, from asset sales, if any, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary Investments, which are estimated to be less than one dollar per Limited Partnership Unit each quarter. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.


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

     For the nine months ended September 30, 1997, the Retirement Fund had investment income of $5,203,422 as compared to $7,498,974 for the same period in 1996. The decrease of $2,295,552 in 1997 investment income as compared to 1996 is due to the sale of income producing portfolio companies, as well as recognition of previously unrecorded interest income of payment-in-kind securities totalling $3.9 million related to the sale of CST Office Products, Inc. in March of 1996.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the nine months ended September 30, 1997 and 1996 was $472,308 and $629,018, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. The decrease in the Investment Advisory Fee is primarily the result of returns of capital distributed to Limited Partners. For the three months ended September 30, 1997 and 1996, Investment Advisory Fees paid to the Investment Adviser were $142,385 and $183,604, respectively.

     The Fund Administration Fee paid to the Fund Administrator for the nine months ended September 30, 1997 and 1996 was $378,288 and $413,547, respectively, and was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. For the three months ended September 30, 1997 and 1996, the Fund Administration Fee paid to the Fund Administrator was $122,710 and $131,983, respectively.

     Beginning in November of 1997, the Fund Administration Fee will change to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, effective November 10, 1993, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund is reimbursable to the Fund Administrator. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1997 and 1996, the Retirement Fund incurred reimbursable expenses of $104,347 and $79,507, respectively. For the quarters ended September 30, 1997 and 1996, reimbursable expenses totaled $40,250 and $26,000, respectively.

     For the nine months ended September 30, 1997, the Retirement Fund had net investment income of $4,073,649 as compared to $5,249,592 for the same period in 1996. The decrease of $1,175,943 in 1997 net investment income as compared to 1996 is due to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc., in March of 1996, partially offset by lower Legal and Professional Fees and Investment Advisory Fees. Legal and Professional Fees were lower in 1997 than in 1996 partially due to a rebate of approximately $231 thousand pertaining to legal fees paid by the Retirement Fund on behalf of Fitz and Floyd pertaining to the Plan of Reorganization.

     For the three months ended September 30, 1997, the Retirement Fund had net investment income of $223,617 as compared to $323,233 for the same period in 1996. The decrease in 1997 net investment income is due to sales of income generating debt securities partially offset by lower Investment Advisory Fees and Legal and Professional Fees.

Net Assets

     The Retirement Fund's net assets decreased by $13,407,963 during the nine months ended September 30, 1997 due to the payment of cash distributions to partners of $13,575,994 and net unrealized depreciation of $3,945,427, partially offset by realized gains from the sale of Mezzanine Investments of $39,809 and net investment income of $4,073,649. This compares to the decrease in net assets of $33,243,753 for the nine months ended September 30, 1996 resulting from the payment of cash distributions to partners of $34,615,569 and net unrealized depreciation of $8,627,011, partially offset by net investment income of $5,249,592 and realized gains from investments of $4,749,235.

Unrealized Appreciation and Depreciation on Investments

     For the nine months ended September 30, 1997, the Retirement Fund recorded net unrealized depreciation of $3,945,427 compared to net unrealized depreciation of $8,626,011 for the same period in 1996. As of September 30, 1997, the Retirement Fund's cumulative net unrealized depreciation on investments totalled $27,236,769.

     For the three months ended September 30, 1997, the Retirement Fund recorded net unrealized appreciation of $559,687 as compared to net unrealized appreciation of $6,946,985 recorded for the comparable period in 1996. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

     The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at September 30, 1997.

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

     Approximately 57% of the Retirement Fund's mezzanine investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

Realized Gains and Losses

     For the nine months ended September 30, 1997, the Retirement Fund had net realized gains from the sale of Mezzanine Investments of $39,809 as compared to $4,749,235 for the same period in 1996.

     For the quarter ended September 30, 1997, the Retirement Fund had no realized gains from investments. For the comparable period in 1996, the Retirement Fund had a realized loss of $3,158,400. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses -
Schedule 1.

Cash Distributions

     On November 3, 1997, the Individual General Partners approved the Third Quarter 1997 cash distribution totaling $1,091,201, which represents a Return of the Reserve for Follow-On Investments of $1,000,000, Distributable Cash from temporary investments of $32,382, Distributable Cash from Mezzanine Investments of $58,818. The total amount to be distributed to the Limited Partners is $1,070,415 or $6.03 per Unit. The Managing General Partner will receive $3,015 in proportion to its capital contribution and $17,469 as an MGP distribution. Thomas H. Lee, as an Individual General Partner, will receive $301 with respect to his interest in the Retirement Fund. This cash distribution will be paid on November 14, 1997.

     Because most of the Retirement Fund's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by the Retirement Fund may not be sufficient to cover the Retirement Fund's expenses in the future. As a result, any interest income received will be used to pay the Retirement Fund expenses any may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from recovered capital and gains, from asset sales, if any, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

     Should Limited Partner's decide to sell their Units, any such sale will be recorded on the books and records of the Retirement Fund quarterly, only upon the satisfactory completion and acceptance of the Retirement Fund's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

        Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

         Exhibit 27 - Financial Data Schedule for the quarter ending
                      September 30, 1997.

     (b) Reports on form 8-K:   None

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1997.


                            ML-LEE ACQUISITION FUND(RETIREMENT ACCOUNTS)II, L.P.

                            By: Mezzanine Investments II, L.P.,
                                Managing General Partner

                            By: ML Mezzanine II Inc.,
                                its General Partner




Dated: November 12, 1997    /s/  Audrey Bommer
                                 Audrey Bommer
                                 Vice President and Treasurer
                                 (Chief Financial Officer)


Dated: November 12, 1997    /s/  Roger F. Castoral, Jr.
                                 Roger F. Castoral, Jr.
                                 Vice President and Assistant Treasurer
                                 (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1997.


                            ML-LEE ACQUISITION FUND(RETIREMENT ACCOUNTS)II, L.P.

                            By: Mezzanine Investments II, L.P.,
                                Managing General Partner

                            By: ML Mezzanine II Inc.,
                                its General Partner


Dated: November 12, 1997    Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)



Dated: November 12, 1997    Roger F. Castoral, Jr.
                            Vice President and Assistant Treasurer
                            (Principal Accounting Officer)