Form 10-K
period 1997-12-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1998-03-30
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

     The Retirement Fund elected to operate as a business development company under the Investment Company Act of 1940 as amended("Investment Company Act"). The Retirement Fund's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. The Retirement Fund may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing. The Retirement Fund considers this activity to constitute a single industry segment of mezzanine financing investing.

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

     Mezzanine and Bridge Investments

     At December 31, 1997, the Retirement Fund had outstanding a total of $28.3 million invested in Mezzanine Investments representing $21.5 million Managed and $6.8 million Non-Managed portfolio investments. At December 31, 1997, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     The Retirement Fund's reinvestment period ended on December 18, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES
     ------------------------------------------

     The following is a brief description of the companies in the Retirement Fund's Managed Company portfolio during the year ended December 31, 1997:

     Anchor Advanced Products, Inc. ("Anchor")
     ----------------------------------------

     Anchor is a large manufacturer of toothbrushes and cosmetic packaging products. Anchor holds a major share of the U.S. market for contract manufacturing of toothbrushes, supplying many of the brand marketers. In addition, Anchor has a strong position in key areas of the cosmetic packaging market, including nail polish brushes, mascara packages and applicators and lipstick packaging products. This investment is valued at cost at December 31, 1997.

     On March 19, 1998 the Retirement Fund and Affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor. Pursuant to this transaction the Retirement Fund sold 219,323 shares of Anchor Common Stock for approximately $877,292 ($4.00 per share) and recognized a gain of $132,013.

     On April 2, 1997, Anchor completed a recapitalization pursuant to which Anchor issued $100,000,000 aggregate principal amount of Senior Notes due 2004 and entered into a new credit facility (the "Recapitalization"). As part of the Recapitalization, Anchor repaid substantially all of its outstanding debt, including all accrued interest and any premiums in connection therewith. As a result, Anchor repaid the Senior Subordinated Note and Junior Subordinated Note held by the Retirement Fund, together with all accrued interest and prepayment premiums for an aggregate of $7,775,731.

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

     Big V Supermarkets, Inc. ("Big V")
     ---------------------------------

     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost at December 31, 1997.

    Cinnabon International, Inc. ("Cinnabon") (formerly Restaurants Unlimited)
     -------------------------------------------------------------------------

     Cinnabon operates and franchises a national chain of specialty cinnamon roll bakeries in more than 250 locations, operating under the Cinnabon World Famous Cinnamon Rolls brand name. The investment in Cinnabon is valued at cost at December 31, 1997.

     Cole National Corp. ("Cole")
     ---------------------------

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at cost at December 31, 1997.

     First Alert, Inc. ("First Alert")
     --------------------------------

     First Alert is a designer and manufacturer of residential smoke detectors, fire extinguishers, portable rechargeable lights and other security and safety products. As of Decemmber 31, 1997 the Retirement Fund owned 2,281,524 shares of First Alert common stock.

     On February 28, 1998, First Alert and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam will acquire all of the outstanding shares of First Alert Common Stock for approximately $175 million ($5.25 per share) by means of a tender offer (the "Tender Offer"), and assume all of the debt of First Alert. Pursuant to the Tender Offer, which was executed on March 6, 1998, the Retirement Fund tendered all of its shares of First Alert Common Stock and expects to receive proceeds of approximately $11.98 million. The per Unit amount to be distributed to the Retirement Fund's Limited Partners from this transaction is not determinable at this time. Any distribution of these net Distributable Capital Proceeds after the payment of expenses and the establishment of reserves, as provided for in the Retirement Fund's Partnership Agreement, will be distributed to Limited Partners of record as of the date of the expiration of this Tender Offer, which is scheduled to be on April 2, 1998, unless the Tender Offer is extended.

     The closing market price at December 31, 1997 reflects unrealized depreciation of $2.8 million for the year ended December 31, 1997, bringing the aggregate net unrealized appreciation through December 31, 1997 to $1.2 million.

     Hills Stores Company ("Hills")
     -----------------------------

     Hills is an operator of discount department stores in the Northeast and Midwest and offers a broad selection of merchandise at everyday low prices, targeted primarily at the female shopper. The closing market price of this investment reflects unrealized depreciation of approximately $800,000 on this investment for the year ended December 31, 1997 bringing the aggregate net unrealized depreciation to approximately $17.7 million through December 31, 1997.


     Playtex Products, Inc. ("Playtex")
     ---------------------------------

     Playtex manufactures and sells feminine hygiene and nursery products, household rubber gloves, toothbrushes and Jhirmack and LaCoupe haircare products. The Retirement Fund's year-end valuation of this investment reflects approximately $414,000 of unrealized appreciation recorded for the year ended December 31, 1997 and $948,000 of cumulative net unrealized depreciation through December 31, 1997.

     Stanley Furniture Company, Inc. ("Stanley")
     -------------------------------------------

     Stanley designs, manufactures and markets furniture and fabric products.

     During February 1997, the Retirement Fund sold 218 shares of Stanley Furniture for $24 per share and received total proceeds of $5,232 and recognized a gain of $2,488. On June 30, 1997, the Retirement Fund entered into a stock purchase agreement with Stanley whereby the Retirement Fund sold 5,032 shares of Stanley Furniture for $20 per share. The Retirement Fund received total proceeds of $100,640 and recognized a gain of $37,321. On November 18, 1997, the Retirement Fund sold 2,722 shares of Stanley Furniture for approximately $25 per share and received total proceeds of $69,300 and recognized a gain of $34,419.

     On January 6, 1998 the Retirement Fund sold its remaining holdings of common stock in Stanley. The common stock was sold pursuant to a Form S-3
Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Retirement Fund sold its remaining 2,773 shares of common stock and received net proceeds of $74,871 or $27 per share.

     Based upon the closing  bid price at  December  31,  1997,  the  Retirement
Fund's valuation of Stanley reflects an aggregate of approximately $38,000 in net unrealized depreciation at December 31, 1997 bringing the aggregate net unrealized appreciation to $41,000 through December 31, 1997.

     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES
     ----------------------------------------------

     The following is a brief description of the companies in the Retirement Fund's Non-Managed Company portfolio during the year ended December 31, 1997:

     BioLease, Inc. ("BioLease")
     --------------------------

     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. The Retirement Fund's investment in BioLease Common Stock was written down to zero, and the Subordinated Notes were written down to approximately 50% of par value during the year ending December 31, 1997. These writedowns resulted in total net unrealized depreciation of $269,000 through December 31, 1997.

     Fitz and Floyd Corporation
     --------------------------

     On April 11, 1997 the Bankruptcy Court confirmed a plan of Reorganization for Fitz & Floyd. As a result, on April 14, 1997, a follow-on investment of $1.6 million was made in Fitz and Floyd and the Retirement Fund received a $1.6 million 12% subordinated note. Additionally, the Retirement Fund exchanged the $8.2 million adjustable notes, which the Retirement Fund previously held, for Series A Preferred Stock and Class A Common Stock in Fitz and Floyd. No gain or loss was recorded on the transaction.

     Fitz & Floyd is the maker of fine china dinnerware and ceramic giftware whose products are retailed through leading specialty and department stores and catalogs throughout the U.S. and Canada.


     FLA. Orthopedics, Inc.
     ---------------------

     The   Retirement   Fund  has  valued  its  remaining   investment  in  FLA.
Orthopedics, Inc. at zero, which resulted in cumulative unrealized depreciation of $987,000 through December 31, 1997.

     Soretox
     -------

     Soretox, through its wholly-owned subsidiary Stablex Canada Inc., is an inorganic hazardous waste management company operating in Eastern Canada and the Northeastern United States. The Retirement Fund is currently not accruing interest on this investment and wrote down the investment in the Stablex Jr. Subordinated Note to zero during the year ended December 31, 1997. The Retirement Fund's valuation reflects total unrealized depreciation of approximately $4.6 million through December 31, 1997.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of the Retirement Fund during the fourth quarter of the year ended December 31, 1997.

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

     The approximate number of Unit holders as of January 1, 1998, the last effective date of transfer (as described below), was 19,109. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partner interests.

        Effective November 9, 1992, MLPF&S introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists Merrill Lynch clients wishing to buy or sell limited partnership interests, but does not represent an established trading market for the Units.

     MLPF&S provides estimated values of limited partnerships and other direct investments reported on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as the Retirement Fund's Units) are provided by independent valuation services. MLPF&S clients may contact their MLPF&S Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Retirement Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Retirement Fund's current net asset value upon the liquidation of the Retirement Fund's assets over its remaining life.

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

     Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.

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

Item 6.  Selected Financial Data
Supplemental Information Schedule

                                                                      For the Years Ended December 31,
TOTAL FUND INFORMATION:                         1997              1996             1995             1994               1993
                                            -----------      ------------      ------------      -------------     -------------

Net Investment Income                      $  4,275,516       $ 5,516,846       $ 3,071,361      $  5,571,207       $  4,904,017

Net Realized Gain on Investments                 74,228         4,755,563         9,262,616        74,326,557         15,978,135

Net Change in (Depreciation)
   Appreciation on Investments               (6,285,381)      (14,768,911)      (28,395,532)     (114,349,601)        94,671,310

Cash Distributions to Partners (a)           14,242,934        34,722,409        29,053,844       110,407,812         42,359,885

Net Assets                                   33,078,550        49,257,119        88,476,031       133,591,430        278,451,079

Cost of Mezzanine Investments                57,865,408        63,818,387        88,353,161        96,897,659        105,516,167

Total Assets                                 33,261,494        49,627,131        89,303,296       134,369,173        279,629,574

PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                           $     31.03       $     35.32       $     30.42      $      47.26       $      51.37

Expenses                                          (7.99)           (15.56)           (18.88)           (21.99)            (25.62)
                                            -----------       -----------      ------------      ------------       ------------
Net Investment Income                       $     23.04       $     19.76       $     11.54      $      25.27       $      25.75
                                            -----------       -----------      ------------      ------------       ------------

Net Realized Gains on Sales of Investments          .42             21.99             43.12            302.22              81.82

Net Change in Unrealized (Depreciation)
 Appreciation on Investments                     (35.30)           (82.94)          (159.46)          (642.18)            531.67

Cash Distributions                    (a)         65.96            166.55            140.82            526.12             237.89

Cumulative Cash Distributions                  1,325.22          1,259.26 (b)      1,092.71 (b)        951.89             425.77

Net Asset Value                                  185.13        $   262.93        $   470.67      $     713.90         $ 1,554.72


(a) Includes $9,724,272 or $54.78 per limited partnership Unit return of capital from the sale of portfolio investments during 1997.

(b)  Certain   amounts  from  prior  quarters  have  been  restated  to  reflect adjustments made in 1997.  See Notes 10 and 13 to the Financial  Statements
     for further information.

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

     At December 31, 1997, the Retirement Fund had outstanding a total (at cost) of $57.9 million invested in Mezzanine Investments representing $39.0 million Managed and $18.9 million Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions ("MGP Distributions"), after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of December 31, 1997 there is no outstanding Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of March 19, 1998, the reserve balance was reduced to $3.4 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $7.7 million of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

     The proportion of distributions provided by net investment income has decreased significantly from prior years due primarily to increased sales and redemptions of Mezzanine Investments and a resulting decrease in investment income as those holdings cease to generate interest income. It is expected that the majority of future cash distributions to Limited Partners will almost entirely be derived from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Assuming there are no asset sales in a particular quarter, Limited Partners are expected to receive only small amounts of net distributable cash from Temporary and Mezzanine Investments, which are estimated to be less than one dollar per Limited Partnership Unit each quarter for the next few years. Distributions therefore are expected to vary significantly in amount and may not be made in every quarter.

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

     Certain issuers of Securities held by the Retirement Fund (First Alert, Hills and Playtex) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least three years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the year ended December 31, 1997, the Retirement Fund had investment income of $5.7 million as compared to $8.3 million for the same period in 1996 and $6.4 million for the same period in 1995. The decrease in investment income from 1996 to 1997 is due primarily to the recognition of interest income from payment-in-kind securities related to the sale of CST Office Products, Inc. in March of 1996.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees and Reimbursable Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser by the Retirement Fund for the years ended December 31, 1997, 1996 and 1995 was $621,386, $807,939 and $1.1 million, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital to Partners and realized losses on investments.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended
December 31, 1997, 1996 and 1995, the Retirement Fund incurred $113,219, $110,370 and $100,721, respectively, in reimbursable expenses.

     The Fund Administration Fees paid to the Fund Administrator for the years ended December 31, 1997, 1996 and 1995 were $458,168, $544,478 and $602,002, respectively. For the years ended December 31, 1996 and 1995, Fund Administrative Fees were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and realized losses. These decreases in Fund Administration Fees were a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, for the period ending November 10, 1997, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund was reimbursable to the Fund Administrator.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Professional fees for the years ended December 31, 1997, 1996 and 1995 were $135,998, $1.1 million and $1.4 million, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

     For the year ended December 31, 1997, the Retirement Fund had net investment income of $4.3 million, as compared to $5.5 million for the same period in 1996 and $5.6 million for the same period in 1995. The decrease in net investment income from 1996 to 1997 is the result of additional payment-in-kind interest income recorded upon the sale of CST in the first quarter of 1996 offset by Fees and Investment Fees recorded in 1996. The decrease in 1996 as compared to 1995 net investment income is primarily attributable to a decrease in income from Mezzanine Investments and Temporary Investments partially offset by lower expenses, primarily Legal and Professional Fees.

Net Assets

     The Retirement Fund's net assets decreased by $16.2 million during the year ended December 31, 1997, due to the payment of cash distributions to partners of $14.2 million ($10.8 million of the cash distributions paid was return of capital from the sales of portfolio investments) and net unrealized depreciation of $6.3 million, partially offset by net investment income of $4.3 million and realized gains of $74,228 from the sale of Mezzanine Investments.

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1997, the Retirement Fund recorded net unrealized depreciation of $6.3 million of which $3.3 million was related to net unrealized depreciation in market value of publicly traded securities held as of December 31, 1997. This compares to a net unrealized depreciation of $14.8 million for the same period in 1996 of which $12.8 million was related to net unrealized depreciation in market value of publicly traded securities. The Retirement Fund's cumulative net unrealized depreciation as of December 31, 1997 totaled $29.5 million.

     The Retirement Fund's valuation of the common stock of First Alert, Hills, Playtex and Stanley Furniture reflect their closing market prices at December 31, 1997.

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

     Appoximately 30% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the year ended December 31, 1997, the Retirement Fund had net realized gains from investments of $74,228 as compared to $4.8 million and $9.2 million for the same periods in 1996 and 1995, respectively.

        For additional information, please refer to Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On February 2, 1998, the Individual General Partners approved the fourth quarter 1997 cash distribution which represents net investment income of $132,526 from Mezzanine Investments, net investment income of $20,113 from Temporary Investments and Net Distributable Capital proceeds from the sale of Stanley Furniture of $69,300 (which includes a return of capital of $34,881). The total amount distributed to Limited Partners was $182,648 or $1.02 per Unit, which was paid on February 13, 1998. The Managing General Partner received a total of $514 with respect to its interest in the Retirement Fund and $40,308 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $51 with respect to his interest in the Retirement Fund.

     Additionally, on February 2, 1998, the Independent General Partners approved a cash distribution to Limited Partners consisting of a repayment by the Managing General Partner of $424,261 representing an overpayment of an MGP distribution with respect to a transaction effected during the quarter ending December 31, 1995 and to pay the Retirement Fund Limited Partners interest on such amount. This distribution totaling $2.70 per Unit was distributed on Febuary 13, 1998, to Limited Partners of record at December 31, 1997.

     Because most of the Retirement Fund's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by the Retirement Fund may not be sufficient to cover the Retirement Fund's expenses in the future. As a result, any interest income received will be used to pay the Retirement Fund expenses and may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from recovered capital and gains, from asset sales, if any, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

     Should Limited Partners decide to sell their Units, any such sale will be recorded on the books and records of the Retirement Fund quarterly, only upon the satisfactory completion and acceptance of the Retirement Fund's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Cash Distributions
    The following  table  represents  distributions  approved by the  Individual
General Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. since inception (November 10, 1989):

                         Total            Limited                    Per Unit    Managing                   Individual
                      Distributed        Partners                    Return of    General     Incentive       General
                         Cash             Amount        Per Unit      Capital     Partner      Fee (b)        Partner
                      -----------       ----------     --------      ---------   ---------    ---------     ----------
Fourth Quarter 1989   $  1,049,749    $  1,046,507    $    6.59        $     -   $  2,947    $       -     $      295
First Quarter 1990       2,906,023       2,897,045        16.32              -      8,162                         816
Second Quarter 1990      3,586,751       3,479,294        19.60              -     10,073       96,377          1,007
Third Quarter 1990       2,735,077       2,726,630        15.36              -      7,679            -            768
Fourth Quarter 1990      4,076,832       3,891,129        21.92              -     11,446      173,112          1,145
First Quarter 1991       2,297,038       2,289,944        12.90              -      6,449            -            645
Second Quarter 1991      2,919,747       2,910,729        16.90              -      8,198            -            820
Third Quarter 1991       2,327,308       2,320,120        13.07              -      6,535            -            653
Fourth Quarter 1991      2,646,044       2,637,873        14.86              -      7,428            -            743
First Quarter 1992       3,055,858       3,046,157        17.16              -      8,843            -            858
Second Quarter 1992      3,272,572       3,262,726        18.38              -      8,927            -            919
Third Quarter 1992       2,638,921       2,630,772        14.82              -      7,408            -            741
Fourth Quarter 1992      2,897,119       2,888,169        16.27              -      8,136            -            814
Snapple Distribution
  on 4/13/93            12,786,849      12,747,352        71.81          71.81     35,906            -          3,591
First Quarter 1993      19,889,862      19,828,426       111.70          97.16     55,851            -          5,585
Second Quarter 1993      1,230,430       1,226,629         6.91           3.49      3,455            -            346
Third Quarter 1993       5,555,625       5,538,468        31.20           1.89     15,597            -          1,560
Fourth Quarter 1993     13,364,699      11,905,931        67.07              -     38,388    1,416,541          3,839
First Quarter 1994      14,934,550      14,117,768        79.53          72.50     41,938      770,650          4,194
Second Quarter 1994      3,184,138       2,792,311        15.73          10.00      8,941      381,992            894
Third Quarter 1994         810,197         807,693         4.55           2.79      2,276            -            228
Snapple Distribution
  on 12/15/94           78,114,228      63,770,489       359.24          13.81    237,847   14,082,107         23,785
Fourth Quarter 1994        279,288         221,894         1.25              -        627       56,704             63
EquiCredit Distribution
  on 2/14/95             8,303,171       6,860,956        38.65           3.82     24,411    1,415,363          2,441
First Quarter 1995       5,893,413       4,899,415        27.60          26.48     13,801      978,817          1,380
Second Quarter 1995      2,077,699       1,352,664         7.62            .38      4,820      719,733            482
Third Quarter 1995       1,890,622       1,088,166         6.13           5.61      3,069      799,080            307
Sun Pharmaceuticals
  Distribution on
  12/11/95              10,609,652      10,574,568(c)     59.57          51.57     28,591            - (c)      2,859
Fourth Quarter 1995         19,587          19,527          .11              -         55            -              5
CST Distribution on
  5/3/96                13,796,491       9,773,975(c)     55.06          42.04     27,529    3,995,868 (c)      2,753
First Quarter 1996         765,250          76,331          .43              -        217      688,680             22
Ghirardelli
  Distribution on
  5/3/96                10,731,976      10,698,829        60.27          46.38     30,134            -          3,013
Second Quarter 1996      9,302,264       8,889,952        50.08          26.52     25,043      384,765          2,504
Third Quarter 1996         106,839         106,509          .60              -        300            -             30
Fourth Quarter 1996      1,361,776       1,175,149         6.62           6.17      3,310      182,986            331
First Quarter 1997         268,515          55,030          .31            .01        157      213,312             16
Anchor Distribution
  on 5/15/97            10,162,056       7,821,311        44.06          44.04     22,029    2,316,514          2,203
Second Quarter 1997      1,783,647       1,586,984         8.94           5.11      4,471      191,744            447
Third Quarter 1997       1,091,201       1,070,415         6.03           5.62      3,015       17,469            301
Fourth Quarter 1997        221,938         181,065         1.02            .19        514       40,308             51
                      ------------    ------------    ---------      ---------  ---------  -----------      ---------
Totals                $264,945,004    $235,214,902    $1,326.24      $  537.39  $ 734,523  $28,922,122      $  73,454
                      ============    ============    =========      =========  =========  ===========      =========

(a)  Distributions are paid no later than 45 days after the end of each quarter.

(b)  MGP Distributions to the Managing General Partner are the result of Limited Partners achieving cumulative Priority Returns on Mezzanine Investments in accordance with the Partnership Agreement.

(c)  Certain  amounts  from prior  quarters  have been  restated to reflect adjustments made in 1997.
     See Notes 10 and 13 to the Financial Statements for further information.


Item 8.    Financial Statements and Supplementary Data




             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
  As of December 31, 1997 and December 31, 1996

Statements of Operations
  For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in Net Assets
  For the Years Ended December 31, 1997, 1996 and 1995

Statements of Cash Flows
  For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in  Partners'  Capital
  For the Years Ended December 31, 1997, 1996 and 1995

Schedule of Portfolio Investments - December 31, 1997

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses - Schedule 1

Supplementary Schedule of Unrealized Appreciation and Depreciation - Schedule 2

                       Report of Independent Accountants



To the General and Limited Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Fund") at December 31, 1997 and 1996, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1997 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $28,310,000 at December 31, 1997 (85.6% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

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



New York, New York
March 19, 1998


                         ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                        (DOLLARS IN THOUSANDS)

                                                                              December 31,   December 31,
                                                                                  1997          1996
                                                                              ------------  ------------
ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $38,972
      at December 31, 1997 and $46,467 at December 31, 1996)                  $     21,533   $     32,302
    Non-Managed Companies (amortized cost $18,894
      at December 31, 1997 and $17,353 at December 31, 1996)                         6,777          8,244
    Temporary Investments, at amortized cost (cost $4,204
      at December 31, 1997 and $8,390 at December 31, 1996)                          4,222          8,405
Cash (of which $131 is restricted at December 31, 1996)                                161            141
Accrued Interest Receivables - Note 2                                                  141            531
Due from Affiliate - Note 10                                                           424             --
Prepaid Expenses                                                                         4              4
                                                                              ------------   ------------
TOTAL ASSETS                                                                  $     33,262   $     49,627
                                                                              ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                       $         80   $        119
    Reimbursable Administrative Expenses Payable - Note 8                                9             35
    Independent General Partners' Fees Payable - Note 9                                 10             28
    Deferred Interest Income - Note 2                                                   85            188
                                                                              ------------   ------------
Total Liabilities                                                                      184            370
                                                                              ------------   ------------

Partners' Capital - Note 2
    Individual General Partner                                                          14             18
    Managing General Partner                                                           202          2,566
    Limited Partners (177,515 Units)                                                32,862         46,673
                                                                              ------------   ------------
Total Partners' Capital                                                             33,078         49,257
                                                                              ------------   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $     33,262   $     49,627
                                                                              ============   ============


               See the Accompanying Notes to Financial Statements.

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF OPERATIONS
                                     (DOLLARS IN THOUSANDS)

                                                                               For the Years Ended December 31,
                                                                              ---------    ---------    ---------
                                                                                   1997         1996         1995
                                                                              ---------    ---------    ---------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                                      $   2,456    $   7,557    $   5,530
Discount & Dividends                                                              3,242          730          903
                                                                              ---------    ---------    ---------
    TOTAL INCOME                                                                  5,698        8,287        6,433
                                                                              ---------    ---------    ---------

EXPENSES:
Investment Advisory Fee - Note 7                                                    622          808        1,064
Fund Administration Fee - Note 8                                                    458          544          602
Reimbursable Administrative Expenses-Note 8                                         113          110          101
Legal and Professional Fees                                                         136        1,125        1,389
Independent General Partners' Fees and Expenses - Note 9                             90          179          201
Insurance Expense                                                                     4            4            5
                                                                              ---------    ---------    ---------
    TOTAL EXPENSES                                                                1,423        2,770        3,362
                                                                              ---------    ---------    ---------

NET INVESTMENT INCOME                                                             4,275        5,517        3,071
                                                                              ---------    ---------    ---------
Net Realized Gain on Investments - Note 4 and Schedule 1                             74        4,756        9,263
                                                                              ---------    ---------    ---------
Net Change in Unrealized Depreciation
  from Investments Note 5 and Schedule 2:
  Publicly Traded Securities                                                     (3,275)     (13,603)     (23,262)
  Nonpublic Securities                                                           (3,010)      (1,166)      (5,133)
                                                                              ---------    ---------    ---------
SUBTOTAL                                                                         (6,285)     (14,769)     (28,395)
                                                                              ---------    ---------    ---------

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                                      (1,936)      (4,496)     (16,061)
Less:  Earned MGP Distributions to Managing General Partner                        (318)      (2,566)      (2,592)
                                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                                $  (2,254)   $  (7,062)   $ (18,653)
                                                                              =========    =========    =========




                         See the Accompanying Notes to Financial Statements.

                     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               STATEMENTS OF CHANGES IN NET ASSETS
                                         (DOLLARS IN THOUSANDS)

                                                                                For the Years Ended December 31,
                                                                              ----------    ----------    ----------
                                                                                    1997          1996          1995
                                                                              ----------    ----------    ----------

FROM OPERATIONS:

Net Investment Income                                                         $    4,275    $    5,517         3,071

Net Realized Gain on Investments                                                      74         4,756         9,263

Net Change in Unrealized Depreciation from Investments                            (6,285)      (14,769)      (28,395)
                                                                              ----------    ----------    ----------

Net Increase (Decrease) in Net Assets Resulting from Operations                   (1,936)       (4,496)      (16,061)

Cash Distributions to Partners                                                   (14,243)      (34,723)      (29,054)
                                                                              ----------    ----------    ----------

Total Increase (Decrease)                                                     $  (16,179)   $  (39,219)   $  (45,115)

NET ASSETS:
Beginning of Year                                                                 49,257        88,476       133,591
                                                                              ----------    ----------    ----------

End of Period                                                                 $   33,078    $   49,257    $   88,476
                                                                              ==========    ==========    ==========



                       See the Accompanying Notes to Financial Statements.

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)
                                                                                                For the Years Ended December 31,
                                                                                         ----------      ----------      ----------
                                                                                               1997            1996            1995
                                                                                         ----------      ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                                $    5,975      $    8,856           5,763
  Fund Administration Fee                                                                      (458)           (544)           (602)
  Investment Advisory Fee                                                                      (622)           (808)         (1,064)
  Independent General Partners' Fees and Expenses                                              (108)           (196)           (218)
  (Purchase) Sale of Temporary Investments, Net                                               4,186            (188)          8,127
  Purchase of Portfolio Company Investments                                                  (1,580)           --            (1,865)
  Proceeds from Sales of Portfolio Company Investments                                        7,608          29,185          20,176
  Reimbursable Administrative Expense                                                          (139)           (121)           (125)
  Legal and Professional Fees                                                                  (175)         (1,321)         (1,138)
                                                                                         ----------      ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    14,687          34,863          29,054
                                                                                         ----------      ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                            (14,667)        (34,723)        (29,054)
                                                                                         ----------      ----------      ----------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                    (14,667)        (34,723)        (29,054)
                                                                                         ----------      ----------      ----------
  Net Increase in Cash                                                                           20             140            --
  Cash at Beginning of Period                                                                   141               1               1
                                                                                         ----------      ----------      ----------
CASH AT END OF PERIOD                                                                    $      161      $      141      $        1
                                                                                         ==========      ==========      ==========

RECONCILIATION OF NET INVESTMENT INCOME
TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                                    $    4,275      $    5,517      $    3,071
                                                                                         ----------      ----------      ----------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                                         10,144          24,342          17,176
  (Increase) Decrease in Accrued Interest Receivables                                           277             468            (670)
  Increase (Decrease) in Legal and Professional Fees Payable                                    (39)           (192)            255
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                           (26)            (11)            (24)
  Increase (Decrease) in Independent General Partners' Fees Payable                             (18)            (17)            (17)
  Net Realized Gains on Sales of Investments                                                     74           4,756           9,263
                                                                                         ----------      ----------      ----------
TOTAL ADJUSTMENTS                                                                            10,412          29,346          25,983
                                                                                         ----------      ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $   14,687      $   34,863      $   29,054
                                                                                         ==========      ==========      ==========


                         See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          (DOLLARS IN THOUSANDS)



                                                    Individual      Managing
                                                      General       General       Limited
                                                      Partner       Partner       Partners         Total
                                                     ----------    ----------    ----------    ----------

For the Twelve Months Ended December 31, 1995
Partners' Capital at January 1, 1995                 $       40    $    6,824    $  126,727       133,591
Allocation of Net Investment Income                           1         1,021         2,049         3,071
Allocation of Net Realized Gain on Investments                3         1,605         7,655         9,263
Allocation of Net Change in Unrealized
  Depreciation From Investments                              (8)          (80)      (28,307)      (28,395)
Cash Distributions to Partners                               (8)       (4,473)      (24,573)      (29,054)
                                                     ----------    ----------    ----------    ----------
Partners' Capital at December 31, 1995               $       28    $    4,897    $   83,551    $   88,476
                                                     ==========    ==========    ==========    ==========

For the Twelve Months Ended December 31, 1996
Partners' Capital at January 1, 1996                 $       28    $    4,897    $   83,551    $   88,476
Allocation of Net Investment Income                           2         2,007         3,508         5,517
Allocation of Net Realized Gain on Investments                1           852         3,903         4,756
Allocation of Net Change in Unrealized
  Depreciation From Investments                              (4)          (41)      (14,724)      (14,769)
Cash Distributions to Partners                               (9)       (5,149)      (29,565)      (34,723)
                                                     ----------    ----------    ----------    ----------
Partners' Capital at December 31, 1996               $       18    $    2,566    $   46,673    $   49,257
                                                     ==========    ==========    ==========    ==========

For the Twelve Months Ended December 31, 1997
Partners' Capital at January 1, 1997                 $       18    $    2,566    $   46,673    $   49,257
Allocation of Net Investment Income                           1           184         4,090         4,275
Allocation of Net Realized Gain on Investments               --            --            74            74
Allocation of Net Change in Unrealized
  Depreciation From Investments                              (2)          (17)       (6,266)       (6,285)
Cash Distributions to Partners                               (3)       (2,531)      (11,709)      (14,243)
                                                     ----------    ----------    ----------    ----------
Partners' Capital at December 31, 1997               $       14    $      202    $   32,862    $   33,078
                                                     ==========    ==========    ==========    ==========


               See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                               DECEMBER 31, 1997
                                             (DOLLARS IN THOUSANDS)


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

                  ANCHOR ADVANCED PRODUCTS, INC. (b) - Notes 4, 13
219,323 Shares    Anchor Holdings, Inc., Common Stock (d)                               04/30/90   $  745      $  745
                    $3,133 11.67% Sr. Sub. Note
                    $4,178 17.50% Jr. Sub. Note
                    Purchased 4/30/90                        $ 7,311
                    Repaid 4/2/97                            $ 7,311
                    Realized Gain                            $     0
                    87,033 Shares Common Stock
                    Purchased 4/30/90                        $   827
                    Exercised 132,290 Warrants 4/2/97        $ 1,256
                    Return of Capital Proceeds from the
                      Anchor Dividend                        $(1,338)
                    Cost Basis of Equity                     $   745                               ------------------------------
                                                                                                      745         745        2.29
                                                                                                   ------------------------------

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90    6,963       6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                    (8.8% of fully diluted common equity) (h)                                       ------------------------------
                                                                                                    9,156       9,156       28.14
                                                                                                    ------------------------------

                  CINNABON INTERNATIONAL, INC.
                  (formerly Restaurants Unlimited)
$3,956            Cinnabon, 11% Sub. Nt. due 06/30/02(c)                               06/03/94     3,956      3,956
256,083 Warrants  Cinnabon, Common Stock Warrants(d)                                   06/03/94         -          -
                    (1.4% of fully diluted common equity)(h)                                       ------------------------------
                                                                                                    3,956      3,956        12.16
                                                                                                   ------------------------------

                  COLE NATIONAL CORPORATION
7,032 Warrants    Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        -           -
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants) (h)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                          ------------------------------
                                                                                                        -           -        0.00
                                                                                                   ------------------------------

                  FIRST ALERT, INC.(b) - Notes 5, 13
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                 07/31/92    3,679       4,849
                    (8.9% of fully diluted common equity)(h)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0                                 ------------------------------
                                                                                                    3,679       4,849       14.91
                                                                                                   ------------------------------

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                               DECEMBER 31, 1997
                                             (DOLLARS IN THOUSANDS)


                                                                                                                  Fair         % Of
   Principal                                                                           Investment Investment     Value        Total
 Amount/Shares    Investment                                                              Date     Cost(e)    (Note 2)  Investments

                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                             04/03/90   $16,153    $    765
33,427 Shares     Hills Stores Company, Common Stock(a)(d)                             08/21/95     2,418         104
                    (2.5% of fully diluted common equity) (h)                                      ------------------------------
                                                                                                   18,571         869        2.68
                                                                                                   ------------------------------
                  PLAYTEX PRODUCTS, INC.(b) - Note 5
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                           03/29/90     2,829       1,881
                    (0.3% of fully diluted common equity)(h)
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 09/28/90                           $3,925
                    Realized Gain                           $    9
                    45,323 Shares Common Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29                                ------------------------------
                                                                                                    2,829      1,881        5.78
                                                                                                  ------------------------------

                  STANLEY FURNITURE COMPANY, INC. (b) - Notes 4,5, 13
2,773 Shares      Stanley Furniture Company, Inc., Common Stock(a)(d)                  06/30/91        36         77
                    (0.3% of fully diluted common equity)(h)
                    7,716 Shares Common Stock
                    Purchased 6/30/91                      $  97
                    Sold 6,710 Shares 11/13/96             $ 102
                    Sold 1,006 Shares 12/13/96             $  15
                    Realized Gain                          $  20
                    Purchased 218 Shares 6/30/91           $   3
                    Sold 2/07/97                           $   5
                    Realized Gain                          $   2
                    Purchased 5,032 Shares 6/30/91         $  64
                    Sold 6/30/97                           $ 101
                    Realized Gain                          $  37
                    Purchased 2,772 shares 6/30/91         $  35
                    Sold 11/18/97                          $  69
                    Realized Gain                          $  34
                    Total Net Realized Gain                $  93                                  ------------------------------
                                                                                                       36         77        0.24
                                                                                                  ------------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                           $38,972    $21,533       66.20
                                                                                                  ==============================

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    DECEMBER 31, 1997
                                                  (DOLLARS IN THOUSANDS)



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94    $   443   $    257
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94         62          -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94          9          9
                                                                                                    -----------------------------
                                                                                                        514        266        .82
                                                                                                    -----------------------------
                  FITZ AND FLOYD - Notes 4,5
$1,580            Fitz and Floyd, 12% Sub. Nt. due 4/15/04(c)                           04/11/97      1,580      1,580
5,530 Shares      Fitz and Floyd, Series A Preferred Stock(d)                           04/11/97      8,248      1,976
                      1,661,663 Shares Common Stock
                      Purchased Various                     $   13
                      Surrendered May 1996                  $    0
                      Realized loss                         $  (13)
                      $6,719 Sr. Sub. Note
                      $1,581 Sr. Sub. Note
                      Purchased Various                     $8,248
                      Exchanged 4/11/97
                      6,530 Series A Preferred Stock and
                      33,575 Shares common Stock            $8,248
                      Realized Gain                         $    0
                      Total Realized Loss                   $  (13)                                 -----------------------------
                                                                                                      9,828      3,556      10.93
                                                                                                    -----------------------------

                  FLA. ORTHOPEDICS, INC - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (d)                      08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                               -----------------------------
                                                                                                        987          -       0.00
                                                                                                    -----------------------------

                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997      2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568          -
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          -          -
                                                                                                    -----------------------------
                                                                                                      7,565      2,955       9.08
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $18,894   $  6,777      20.83
                                                                                                    =============================

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    DECEMBER 31, 1997
                                                  (DOLLARS IN THOUSANDS)



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $20,507   $ 15,711      48.29
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various     37,359     12,599      38.73
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $57,866   $ 28,310      87.02
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 3,881           General Electic 5.81% due 1/05/98                                     12/04/97      3,861      3,878
$   344           Clipper Receivables 5.97% due 1/02/98                                 12/18/97        343        344
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                                4,204      4,222      12.98
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $ 4,204   $  4,222      12.98
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $62,070   $ 32,532     100.00%
                                                                                                    =============================


(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $22 for Mezzanine Investments and $18 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.
(h)  Percentages of Common Equity have not been audited by Price Waterhouse LLP.

See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

     The Retirement Fund elected to operate as a business development company under the Investment Company Act of 1940. The Retirement Fund's primary investment objective is to provide current income and capital appreciation potential by investing in privately-structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund pursues this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. The Retirement Fund may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at December 31, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1997 and December 31, 1996, the Retirement Fund has in its portfolio of investments $504,150 of payment-in-kind notes which excludes $2.0 million and $1.3 million, respectively, of payment-in-kind notes received from notes placed on non-accrual status. As of December 31, 1997 and December 31, 1996, the Retirement Fund has in its portfolio of investments $14,640 of payment-in-kind equity securities.

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

4.      Investment Transactions

     During February 1997, the Retirement Fund sold 218 shares of Stanley Furniture for $24 per share and received total proceeds of $5,232 and recognized a gain of $2,488. On June 30, 1997, the Retirement Fund entered into a stock purchase agreement with Stanley whereby the Retirement Fund sold 5,032 shares of Stanley Furniture for $20 per share. The Retirement Fund received total proceeds of $100,640 and recognized a gain of $37,321. On November 18, 1997, the Retirement Fund sold 2,772 shares of Stanley Common Stock for $25 per share. The Retirement Fund received total proceeds of $69,300 and recognized a gain of $34,419.

     On April 2, 1997, Anchor completed a recapitalization pursuant to which Anchor issued $100,000,000 aggregate principal amount of Senior Notes due 2004 and entered into a new credit facility (the "Recapitalization"). As part of the Recapitalization, Anchor repaid substantially all of its outstanding debt, including all accrued interest and any premiums in connection therewith. As a result, Anchor repaid the Senior Subordinated Note and Junior Subordinated Note held by the Retirement Fund, together with all accrued interest and prepayment premiums for an aggregate of $7,752,731.

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

5.   Unrealized Appreciation and Depreciation of Investments

     The Retirement Fund's valuation of the Common Stock of First Alert, Hills, Playtex and Stanley Furniture reflects their closing market prices at December 31, 1997.

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

     -  Florida Orthopedics on January 1, 1995.
     -  Stablex Canada, Inc. on June 29, 1995.

7.   Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the years ended December 31, 1997, 1996 and 1995, the Retirement Fund paid $621,386, $807,939 and $1.1 million, respectively, in Investment Advisory Fees to Thomas
H. Lee Advisors II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an Administration Fee and reimbursement for certain expenses incurred by the Fund Administrator on behalf of the Funds. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1997, 1996 and 1995, the Retirement Fund incurred $113,219, $110,370 and $100,721, respectively, in reimbursable expenses.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses incurred by the Funds. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the years ended December 31, 1997, 1996 and 1995, the Retirement Fund paid $458,168, $544,478 and $602,002, respectively, in Fund Administration Fees.

     For the period ending November 1997, the Fund Administration Fee was calculated at an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and realized losses.

     In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10).

9.   Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the years ended December 31, 1997, 1996 and 1995, the Retirement Fund incurred $89,810, $179,150 and $201,406, respectively, in Independent General Partners' Fees and Expenses.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions "MGP Distributions", after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until any Deferred Distribution Amount is paid in full.

     During 1997, Fund II paid the Individual General Partner distributions totaling $3,298 and Managing General Partner distributions totaling $2,955,007 (which includes $2,922,025 of MGP Distributions). As of December 31, 1997, the Managing General Partner has earned a total of $28.9 million in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution",) at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

     The Retirement Fund has recorded a receivable of $424,261 or $2.39 per Unit which represents an amount due from the Managing General Partner at December 31, 1997. This amount is a correction of an MGP Distribution made on December 11, 1995, with respect to a trasaction effected at that time.

     The Managing General Partner has repaid the amount to the Retirement Fund, plus interest, all of which was distributed to Limited Partners along with the fourth quarter distribution made on February 13, 1998 to Limited Partners of record as of December 31, 1997. See Note 13 for further information.

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

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1997, the tax basis of the Retirement Fund's assets are greater than the amounts reported in the financial statements by $25.7 million. This difference is primarily attributable to net unrealized depreciation and appreciation on investments which has not been recognized for tax purposes.

13.     Subsequent Events

     On February 2, 1998, the Individual General Partners approved the fourth quarter 1997 cash distribution which represents net investment income of $132,526 from Mezzanine Investments, net investment income of 20,113 from Temporary Investments and Net Distributable Capital proceeds from the sale of Stanley Furniture of $69,300 (which includes a return of capital of $34,881). The total amount distributed to Limited Partners was $182,648 or $1.02 per Unit, which was paid on February 13, 1998. The Managing General Partner received a total of $514 with respect to its interest in the Retirement Fund and $40,308 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $51 with respect to his interest in the Retirement Fund.

     Additionally, on February 2, 1998, the Independent General Partners approved a cash distribution to Limited Partners consisting of a repayment by the Managing General Partner of $424,261 representing an overpayment of an MGP distribution with respect to a transaction effected during the quarter ending December 31, 1995 and to pay the Retirement Fund Limited Partners interest on such amount. This distribution totaling $2.70 per Unit was distributed on Febuary 13, 1998, to Limited Partners of record at December 31, 1997.

     On January 6, 1998 the Retirement Fund sold its remaining holdings of common stock in Stanley. The common stock was sold pursuant to Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commissionn on December 23, 1997. In connection with the sale, the Retirement Fund sold its remaining 2,773 shares of common stock and received net proceeds of $74,841 or $27 per share.

     On February 28, 1998, First Alert and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam will acquire all of the outstanding shares of First Alert Common Stock for approximately $175 million ($5.25 per share) by means of a tender offer (the "Tender Offer"), and assume all of the debt of First Alert. Pursuant to the Tender Offer, which was executed on March 6, 1998, the Retirement Fund tendered all of its shares of First Alert Common Stock and expects to receive proceeds of approximately $11.98 million. The per Unit amount to be distributed to the Retirement Fund's Limited Partners from this transaction is not determinable at this time. Any distribution of these net Distributable Capital Proceeds after the payment of expenses and the establishment of reserves, as provided for in the Retirement Fund's Partnership Agreement, will be distributed to Limited Partners of record as of the date of the expiration of this Tender Offer, which is scheduled to be on April 2, 1998, unless the Tender Offer is extended.

     On March 19, 1998 the Retirement Fund and Affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor. Pursuant to this transaction the Retirement Fund sold 219,323 shares of Anchor Common Stock for approximately $877,292 ($4.00 per share) and recognized a gain of $132,013.


                                                         SCHEDULE 1
                                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                             FOR THE YEAR ENDED DECEMBER 31, 1997
                                                   (DOLLARS IN THOUSANDS)

                                                     Principal Amount/      Investment                            Realized
SECURITY                                             Number of Shares          Cost          Net Proceeds         Gain(Loss)
                                                     ----------------   ----------------   ----------------   ----------------

Stanley Furniture Company Inc.
       Common Stock                                               218        $         3        $         5        $         2

Stanley Furniture Company Inc.
       Common Stock                                             5,032                 63                101                 38

Stanley Furniture Company Inc.
       Common Stock                                             2,772                 35                 69                 34
                                                                             -----------        -----------        -----------
TOTAL REALIZED GAIN                                                          $       101        $       175        $        74
                                                                             ===========        ===========        ===========


                                                 SCHEDULE 2
                       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                 ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                                       FOR THE PERIOD ENDED DECEMBER 31, 1997
                                             (DOLLARS IN THOUSANDS)
                                                      Total Unrealized
                                                        Appreciation/          Unrealized Appreciation/ (Depreciation) For
                                    Investment   Fair  (Depreciation)                                                         1992
SECURITY                               Cost      Value  Dec. 31, 1997   1997       1996       1995       1994       1993    & PRIOR
----------------------------------- ---------  ---------  ---------  ---------  ---------  ---------  ---------  --------- ---------

PUBLICLY TRADED SECURITIES:

First Alert, Inc.
  Common Stock *                    $   3,679  $   4,849  $   1,170  $  (2,851) $ (11,977) $ (13,689)  $ 29,687  $     --   $    --

Hills Stores Company
  Common Stock *                       18,571        869    (17,702)      (800)    (1,079)    (3,055)       101   (12,869)       --

Playtex Products, Inc.
  Common Stock *                        2,829      1,881       (948)       414         91         69     (1,347)     (583)      408

Stanley Furniture
  Common Stock *                           36         77         41        (38)       164        (37)       (63)       15        --
                                                          ---------  ---------  ---------  ---------   --------  --------   -------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY                            $ (17,439) $  (3,275) $ (12,801) $ (16,712)  $ 28,378  $(13,437)  $   408
  TRADED SECURITIES                                       ---------  ---------  ---------  ---------   --------  --------   -------



NON PUBLIC SECURITIES:
Fitz and Floyd
  Preferred Stock *                 $   8,248  $   1,976  $  (6,272) $      41  $  (4,324) $   (1,975) $    (13) $     --   $    --

Biolease
  Common Stock*                            62         --        (62)       (62)        --         --         --        --        --
  Subordinated Notes*                     464        257       (207)      (207)        --         --         --        --        --

FLA. Orthopedics, Inc.
  Preferred Stock*                        987         --       (987)        --         --         --       (987)       --        --
  Subordinated Note                        --         --         --         --      3,158     (3,158)        --        --        --

Soretox
  Subordinated Notes*                   7,565      2,955     (4,610)    (2,782)        --         --     (1,828)       --        --
                                                           --------  ---------  ---------  ---------  ---------  --------   -------

TOTAL UNREALIZED DEPRECIATION
  FROM NON PUBLIC SECURITIES                               $(12,137) $  (3,010) $  (1,166) $  (5,133) $  (2,828) $     --   $    --
                                                           --------  ---------  ---------  ---------  ---------  --------   -------

Reversal of Unrealized Appreciation/
  (Depreciation) for Investments
  Sold prior to 1997                                            --          --       (802)    (6,550)  (139,900)  108,108    39,144
                                                           --------  ---------  ---------  ---------  ---------  --------   -------

NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                          $ (29,576)  $ (6,285) $ (14,769) $ (28,395) $(114,350) $ 94,671   $39,552
                                                          =========   ========  =========  =========  =========  ========   =======

        * Restricted Security.

Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

        None.


                                    PART III


Item 10.     Directors and Executive Officers of the Registrant

     The five General Partners of the Retirement Fund are responsible for the management and administration of the Retirement Fund and have the same positions and responsibilities with respect to Fund II. The General Partners of Fund II and the Fund II consist of four Individual General Partners: Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg (the "Independent General Partners"), Thomas H. Lee and Mezzanine Investments II, L.P., the Managing General Partner. Pursuant to exemptive orders issued by the Securities and Exchange Commission, each Independent General Partner is not an "interested person" of the Retirement Fund as such term is defined in the Investment Company Act of 1940.

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

     Mr. Alden, age 75, Individual General Partner of the Retirement Fund, ML-Lee Acquisition Fund, L.P. ("Lee I") and Fund II; and together with the Fund II, the "New Funds"; and together with Lee I, the "Funds"). Director of Digital Equipment Corporation, Intermet Corporation and Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, age 59, Individual General Partner of the Funds. Donald Kirk David Professor of Business Administration. Harvard University Graduate School of Business Administration. Faculty member since 1963. Director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta
International Hotels Corporation and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music.

     Mr. Feldberg, age 73, Individual General Partner of the Funds. Director of Waban Inc. Trustee of Brandeis University.

     Mr. Lee, age 54, Individual General Partner of the Funds. Chairman of the Investment Adviser of the Funds since 1987; Chairman of the Administrative General Partner of the Investment Adviser to the new Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996. Founder of the Thomas H. Lee Company (the "Lee Company") and its President since 1974. Director of Autotote Corporation, Finlay Enterprises Inc., First Security Services Corporation, First Security Services Corporation, Signature Brands USA, Livent, Inc., Miller Import Corporation Playtex Products, Inc., Sondik Supply Corporation and Vail Resorts, Inc. Trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Boston's Beth Israel Hospital (Treasurer), NYU Medical Center and the Whitney Museum of American Art. Overseer of Boston Symphony Orchestra and New England Conservatory of Music, Member of the Dean's Council, Faculty of Arts and Sciences and an Executive Committee Member of the Committee on University and an Executive Committee Member of the Committee on University Resources at Harvard University; Member of the Corporation of Belmont Hill School.

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

     John W. Childs, age 56, is the founder of J.W. Childs Associates, L.P. Mr. Childs, was Managing Director of the Thomas H. Lee Company ("Lee Company"), from 1987 to 1995. Mr. Childs also serves as President and Trustee of Thomas H. Lee Advisors I ("Advisors I"), the investment advisor to Fund I.

     Mr. Shepherd, age 68, is a Managing Director of the Thomas H. Lee Company since 1986. Mr. Shepherd is currently a director of General Nutrition Companies, Inc., Signature Brands USA Inc. and Rayovac Corporation. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II.

     Mr. Harkins, age 57, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisors I. He also is a director of National Dentex Corporation, Stanley Furniture Corp. and First Alert, Inc.

     Mr. Boll, age 42, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company.

     Mr. Schoen, age 39, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a Director of First Alert, Inc., Signature Brands USA Inc. Rayovac Corporation, Syratech Corporation and Anchor Advanced Products, Inc.

     Ms. Masler, age 44, has been Treasurer of the Lee Company since 1984. Ms. Masler is also Treasurer and Clerk of Advisors I.

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

         James V. Caruso            Executive Vice President, Director

         Rosalie Y. Goldberg        Vice President, Director

         Audrey L. Bommer           Vice President, Treasurer

         Roger F. Castoral, Jr.     Vice President, Assistant Treasurer


     Kevin Albert, age 45, a Vice President and a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of the managing general partner and a joint venturer of Media Managemnt Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of the managing general partner of the general partner of ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of the managing general partner and general partner of the managing general partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership; a director of Merrill Lynch R&D Management Inc. ("ML R&D"), the general partner of the general partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

     Robert Aufenanger, age 44, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment, real estate and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., and Merrill Lynch, Hubbard Inc., affiliates of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Opportunity Management Inc., MLH Real Estate Inc., ML Film, ML Venture, ML R&D, ML Mezzanine, and ML Media.

     James V. Caruso, age 46, a Director in the Investment Banking Group of Merrill Lynch & Co joined Merrill Lynch in 1975. Since June 1992, Mr. Caruso has served as Manager of Merrill Lynch's Partnership Analysis & Finance Department, which is responsible for accounting and the ongoing administration and operations of more than 150 investment limited partnership as well as the Merrill Lynch affiliated entities that manage or administer such partnerships. He serves as a director of ML Mezzanine, and KECALP Inc., an affiliate of the MGP and general partner.

     Rosalie Y. Goldberg, age 60, serves as Vice President of Merrill Lynch Private Client, Manager of the Special Investments Group, Vice President and Director of ML Mezzanine Inc. and Director of MLL Antiquities and MLL Collectibles. Ms. Goldberg joined Merrill Lynch & Co. in 1975.

     Audrey L. Bommer, age 31, serves as Vice President in the Investment Banking Group of ML & Co. and joined the firm in 1994. She serves as Vice President and Treasurer of ML Mezzanine Inc. and ML Mezzanine II, Inc. Ms. Bommer manages all accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Finance Department.

     Roger F. Castoral, Jr., age 30, joined Merrill Lynch Investment Banking in 1995 and serves as Vice President, Assistant Treasurer and controller to the funds. Mr. Castoral is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Assistant Treasurer of ML-Mezzanine.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. The Retirement Fund paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $62,691, collectively for their services as Independent General Partners in 1997.

     The information with respect to the allocation and distribution of the Retirement Fund's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $2,955,007 with respect to 1997, including incentive distributions of $2,922,025 that it distributed, $2,775,924 to the Investment Adviser and $146,101 to ML Mezzanine II Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, the Retirement Fund paid the Investment Adviser $621,386 with respect to 1997.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, the Retirement Fund paid the Fund Administrator a total of $458,168 in 1997.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of January 1, 1998, the Common Fund, which owns 21,448 Units of the outstanding Units of limited partnership interest, or 12.08% of the Retirement Fund, is the only entity known to the management of the Retirement Fund which may be deemed to be a beneficial owner of more than five percent of the outstanding units of the Retirement Fund. The Common Fund is located at 363 Reef Road, P.O. Box 940, Fairfield, CT 06430. Mr. Bower owns 11 units of the Retirement Fund.

     There exists no arrangement known to the Retirement Fund, the execution of which may at a subsequent date, result in a change of control of the Retirement Fund.

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

     Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of the Retirement Fund's and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. Of the total of eight Managed Companies held by the Funds at December 31, 1997, 5 paid management fees to Thomas H. Lee Company ranging from $110,000 to $180,000 for the fiscal year ended December 31, 1997. In addition, certain of the Managed Companies may have contractual or other relationships pursuant to which they do business with one another.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and pension plan services and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1997 for providing such services to Managed Companies in which the Funds have a material interest was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

     During  1997,   the   Retirement   Fund  paid  Managing   General   Partner
distributions totaling $2,955,007 (which included $2,922,025 of MGP Distributions and $32,982 with respect to its interest in the Retirement Fund). Of this MGP Distribution amount, 95% or $2,775,924 was paid to the Investment Adviser and the remaining 5% totalling $146,101 was paid to ML Mezzanine II Inc. The Managing General Partner has earned $28.9 million in MGP Distributions, none of which was deferred in payment at December 31, 1997, as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

Anchor Products

     On March 19, 1998 the Retirement Fund and Affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor. Pursuant to this transaction the Retirement Fund sold 219,323 shares of Anchor Common Stock for approximately $877,292 ($4.00 per share) and recognized a gain of $132,013.

     On April 2, 1997, Anchor completed a recapitalization pursuant to which Anchor issued $100,000,000 aggregate principal amount of Senior Notes due 2004 and entered into a new credit facility (the "Recapitalization"). As part of the Recapitalization, Anchor repaid substantially all of its outstanding debt, including all accrued interest and any premiums in connection therewith. As a result, Anchor repaid the Senior Subordinated Note and Junior Subordinated Note held by the Retirement Fund, together with all accrued interest and prepayment premiums for an aggregate of $7,752,731.

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

First Alert

     On February 28, 1998, First Alert and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam will acquire all of the outstanding shares of First Alert Common Stock for approximately $175 million ($5.25 per share) by means of a tender offer (the "Tender Offer"), and assume all of the debt of First Alert. Pursuant to the Tender Offer, which was executed on March 6, 1998, the Retirement Fund tendered all of its shares of First Alert Common Stock and expects to receive proceeds of approximately $11.98 million. The per Unit amount to be distributed to the Retirement Fund's Limited Partners from this transaction is not determinable at this time. Any distribution of these net Distributable Capital Proceeds after the payment of expenses and the establishment of reserves, as provided for in the Retirement Fund's Partnership Agreement, will be distributed to Limited Partners of record as of the date of the expiration of this Tender Offer, which is scheduled to be on April 2, 1998, unless the Tender Offer is extended.

     As of December 31, 1997, the Retirement Fund, Fund II, and the Lee Affiliates held 2,281,524, 2,058,474 and 10,081,808 shares, respectively, of First Alert common stock, representing 8.9%, 8.1% and 39.5% respectively, of its common equity.

     David V. Harkins, Scott A. Schoen and Anthony J. DiNovi, officers of the Investment Adviser to the Funds, serve as directors of First Alert.

Playtex Products, Inc.

     As of December 31, 1997, the Retirement Fund, Fund II, Fund I and the Lee Affiliates held 183,560, 343,726, 1,406,204 and 2,249,307 shares of Playtex
Products common stock, respectively. Fund II, the Retirement Fund, Fund I and the Lee Affiliates own, respectively, .3%,.6%, 2.6% and 4.2% of the common equity of Playtex.

     Thomas H. Lee, who is an Individual General Partner of the Funds and an officer of the Investment Adviser, serves as a director of Playtex.

Stanley Furniture Company, Inc.

     On January 6, 1998 the Retirement Fund and affiliates of the Thomas H Lee Company including Fund II and Fund I, (the "Lee Affiliates", and together with the Fund, the ("Selling Stockholders") sold their remaining holdings of common stock in Stanley Furniture. The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Fund II sold its remaining 2,773 shares of common stock and received net proceeds of $74,871 million or $27 per share.

     During February 1997, the Retirement Fund sold 218 shares of Stanley Furniture for $24 per share and received total proceeds of $5,232 and recognized a gain of $2,488. On June 30, 1997, the Retirement Fund entered into a stock purchase agreement with Stanley whereby the Retirement Fund sold 5,032 shares of Stanley Furniture for $20 per share. The Retirement Fund received total proceeds of $100,640 and recognized a gain of $37,321. In November 1997, the Retirement Fund sold 2,722 shares of Stanley Furniture for approximately $25.50 per share and received total proceeds of $69,300 and recognized a gain of $34,419.

     As of December 31, 1997, the Retirement Fund, Fund II, Fund I and the Lee Affiliates held 2,773, 3,461, 400,719 and 6,248 shares, respectively, of Stanley Furniture, representing .3%, .3%, 16% and .4% of the common equity.

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

27       Financial Data Schedule for the      Filed Herewith.
         year ended December 31, 1997

28       Pages 21-91 of the Prospectus        Incorporated by reference
         dated September 6,1989, filed        to Exhibit 28 to
         pursuant to  Rule 497(b) under the   registrant's Annual Report
         Securities Act of 1933.              of Form 10-K for the year
                                              ended December 31, 1991.

         (b) Forms 8-K
             None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                                   /s/ Kevin K. Albert
Dated:  March 30, 1998             Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 1998.


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


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:    Mezzanine Investments II, L.P.
                                    Managing General Partner

                             By:    ML Mezzanine II Inc.,
                                    its General Partner




Dated:  March 30, 1998              Kevin K. Albert
                                    President, ML Mezzanine II Inc.,
                                    General Partner of Mezzanine
                                    Investments II, L.P., the Managing
                                    General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 1998.


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