Form 10-Q
period 1998-03-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1998-05-15
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended March 31, 1998

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1998 and December 31, 1997

Statements of Operations - For the Three Months
  Ended March 31, 1998 and 1997

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1998 and 1997

Statements of Cash Flows - For the Three Months
  Ended March 31, 1998 and 1997

Statement of Changes in Partners' Capital at
  March 31, 1998

Schedule of Portfolio Investments - March 31, 1998

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II. Other Information

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                    (DOLLARS IN THOUSANDS)


                                                                                 March 31, 1998          December 31, 1997
                                                                                -----------------        -----------------

ASSETS:
Investments - Notes 2,4,5
Portfolio Investments at fair value
    Managed Companies (amortized cost $38,191
      at March 31, 1998 and $38,974 at December 31, 1997)                        $         28,978        $         21,533
    Non-Managed Companies (amortized cost $18,894
      at March 31, 1998 and at December 31, 1997)                                           6,777                   6,777
    Temporary Investments, at amortized cost (cost $5,128
      at March 31, 1998 and $4,204 at December 31, 1997)                                    5,144                   4,222
Cash                                                                                            4                     161
Accrued Interest and Other Receivables - Note 2                                               296                     565
Prepaid Expenses                                                                                3                       4
                                                                                -----------------        ----------------
TOTAL ASSETS                                                                    $          41,202        $         33,262
                                                                                =================        ================

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                         $             25         $             80
    Reimbursable Administrative Expenses Payable - Note 8                                    116                        9
    Independent General Partners' Fees Payable - Note 9                                       23                       10
    Deferred Interest Income - Note 2                                                         79                       85
                                                                                ----------------         ----------------
Total Liabilities                                                                            243                      184
                                                                                ----------------         ----------------

Partners' Capital - Note 2
    Individual General Partner                                                                16                       14
    Managing General Partner                                                                 234                      202
    Limited Partners (177,515 Units)                                                      40,709                   32,862
                                                                                ----------------         ----------------
Total Partners' Capital                                                                   40,959                   33,078
                                                                                ----------------         ----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $         41,202         $         33,262
                                                                                ================         ================



See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS)
                                           (UNAUDITED)
                                                                               For the Three Months Ended
                                                                              ------------   ------------
                                                                            March 31, 1998  March 31, 1997
                                                                              ------------   ------------
INVESTMENT INCOME - Notes 2,4,6:
Interest                                                                      $        426   $        657
Discount & Dividends                                                                    59            105
                                                                              ------------   ------------
    TOTAL INCOME                                                                       485            762
                                                                              ------------   ------------

EXPENSES:
Investment Advisory Fee - Note 7                                                       146            159
Fund Administration Fee - Note 8                                                        45            127
Legal and Professional Fees                                                             17             88
Reimbursable Administrative Expenses-Note 8                                            116             22
Independent General Partners' Fees and Expenses - Note 9                                30             20
Insurance Expense                                                                        1              1
                                                                              ------------   ------------
    TOTAL EXPENSES                                                                     355            417
                                                                              ------------   ------------

NET INVESTMENT INCOME                                                                  130            345

Net Realized Gain on Investments - Note 4 and Schedule 1                               172              2
Net Change in Unrealized Appreciation (Depreciation)
  from Investments Note 5 and Schedule 2:
  Publicly Traded Securities                                                         8,225         (1,106)
  Nonpublic Securities                                                                  --         (2,782)
                                                                              ------------   ------------
SUBTOTAL                                                                             8,225         (3,888)

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                                          8,527         (3,541)
                                                                              ------------   ------------
Less:  Earned MGP Distributions to Managing General Partner                            (49)            --
                                                                              ------------   ------------
NET INCREASE (DECREASE) AVAILABLE FOR PRO-RATA
  DISTRIBUTION TO ALL PARTNERS                                                $      8,478   $     (3,541)
                                                                              ============   ============



See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           STATEMENTS OF CHANGES IN NET ASSETS
                                  (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)
                                                                               For the Three Months Ended
                                                                              ------------    ------------
                                                                             March 31, 1998  March 31, 1997
                                                                              ------------    ------------

FROM OPERATIONS:

Net Investment Income                                                         $        130    $        345

Net Realized Gain on Investments                                                       172               2

Net Change in Unrealized Depreciation from Investments                               8,225          (3,888)
                                                                              ------------    ------------

Net Increase (Decrease) in Net Assets Resulting from Operations                      8,527          (3,541)

Cash Distributions to Partners                                                        (646)         (1,361)
                                                                              ------------    ------------

Total Increase (Decrease)                                                     $      7,881    $     (4,902)

NET ASSETS:
Beginning of Year                                                                   33,078          49,257
                                                                              ------------    ------------

End of Period                                                                 $     40,959    $     44,355
                                                                              ============    ============

See the Accompanying Notes to Financial Statements.

                     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF CASH FLOWS
                                     (DOLLARS IN THOUSANDS)
                                          (UNAUDITED)
                                                                               For the Three Months Ended
                                                                              ------------    ------------
                                                                             March 31, 1998   March 31, 1997
                                                                              ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                     $        325    $        759
  Fund Administration Fee                                                              (45)           (127)
  Investment Advisory Fee                                                             (146)           (159)
  Independent General Partners' Fees and Expenses                                      (17)            (18)
  (Purchase) Sale of Temporary Investments, Net                                       (923)          1,077
  Proceeds from Sales of Portfolio Company Investments                                 952               5
  Reimbursable Administrative Expense                                                   (9)            (28)
  Legal and Professional Fees                                                          (72)           (157)
                                                                              ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               65           1,352
                                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                      (222)         (1,361)
                                                                              ------------    ------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                              (222)         (1,361)
                                                                              ------------    ------------
  Net Increase (Decrease) in Cash                                                     (157)             (9)
  Cash at Beginning of Period                                                          161             141
                                                                              ------------    ------------
CASH AT END OF PERIOD                                                         $          4    $        132
                                                                              ============    ============

                    RECONCILIATION OF NET INVESTMENT INCOME
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income                                                         $        130    $        345
                                                                              ------------    ------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                                  (143)          1,080
  (Increase) Decrease in Accrued Interest Receivables                                 (160)             (3)
  Decrease in Prepaid Expenses                                                           1               1
  Decrease in Legal and Professional Fees Payable                                      (55)            (69)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                  107              (6)
  Increase (Decrease) in Independent General Partners' Fees Payable                     13               2
  Net Realized Gains on Sales of Investments                                           172               2
                                                                              ------------    ------------
TOTAL ADJUSTMENTS                                                                      (65)          1,007
                                                                              ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $         65    $      1,352
                                                                              ============    ============

See the Accompanying Notes to Financial Statements.

                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)

                                                                         Individual     Managing
                                                                           General       General         Limited
                                                                           Partner       Partner         Partners          Total
                                                                        ------------   ------------    ------------    ------------


For the Three Months Ended March 31, 1998
Partners' Capital at January 1, 1998                                    $         14   $        202    $     32,862    $     33,078
Allocation of Net Investment Income                                               --             50              80             130
Allocation of Net Realized Gain on Investments                                    --             --             172             172
Allocation of Net Change in Unrealized
  Appreciation From Investments                                                    2             23           8,200           8,225
Cash Distributions to Partners                                                    --            (41)           (605)           (646)
                                                                        ------------   ------------    ------------    ------------

Partners' Capital at March 31, 1998                                     $         16   $        234    $     40,709    $     40,959
                                                                        ============   ============    ============    ============


See the Accompanying Notes to Financial Statements.

                              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                               MARCH 31, 1998
                                             (DOLLARS IN THOUSANDS)


                                                                                                                  Fair          % Of
 Principal                                                                             Investment Investment     Value         Total
Amount/Shares     Investment                                                                 Date     Cost(e)  (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)         12/27/90   $6,963      $6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                            12/27/90    2,193       2,193
                    (8.8% of fully diluted common equity)                                           ------------------------------
                                                                                                    9,156       9,156       22.39
                                                                                                    ------------------------------

                  CINNABON INTERNATIONAL, INC. - Note 6
                  (formerly Restaurants Unlimited)
$3,956            Cinnabon, 13% Sub. Nt. due 06/30/02(c)(g)                            06/03/94     3,956      3,956
256,083 Warrants  Cinnabon, Common Stock Warrants(d)                                   06/03/94         -          -
                    (1.4% of fully diluted common equity)                                          ------------------------------
                                                                                                    3,956      3,956         9.67
                                                                                                   ------------------------------

                  COLE NATIONAL CORPORATION
7,032 Warrants    Cole National Corporation, Common Stock Purchase Warrants(d)          09/26/90        -           -
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                          ------------------------------
                                                                                                        -           -        0.00
                                                                                                   ------------------------------

                  FIRST ALERT, INC.(b) - Notes 4,5,13
2,281,524 Shares  First Alert, Inc., Common Stock(a)(d)                                 07/31/92    3,679      11,907
                    (8.9% of fully diluted common equity)
                    $11,302 12.5% Subordinated Note
                    Purchased 07/31/92                     $11,302
                    Repaid 03/28/94                        $11,302
                    Realized Gain                          $     0                                 ------------------------------
                                                                                                    3,679      11,907       29.11
                                                                                                   ------------------------------

See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          SCHEDULE OF PORTFOLIO INVESTMENTS
                                               MARCH 31, 1998
                                             (DOLLARS IN THOUSANDS)


                                                                                                                  Fair         % Of
   Principal                                                                           Investment Investment     Value        Total
 Amount/Shares    Investment                                                              Date     Cost(e)    (Note 2)  Investments

                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                             04/03/90   $16,153    $  1,102
33,427 Shares     Hills Stores Company, Common Stock(a)(d)                             08/21/95     2,418         150
                    (2.5% of fully diluted common equity)                                          ------------------------------
                                                                                                   18,571       1,252        3.07
                                                                                                   ------------------------------
                  PLAYTEX PRODUCTS, INC.(b) - Notes 5,13
183,560 Shares    Playtex Products, Inc., Common Stock(a)(d)                           03/29/90     2,829       2,707
                    (0.3% of fully diluted common equity)
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 09/28/90                           $3,925
                    Realized Gain                           $    9
                    45,323 Shares Common Stock
                    Purchased 03/29/90                      $  151
                    Sold 12/20/91                           $  175
                    Realized Gain                           $   24
                    $3,916 15% Subordinated Note
                    Purchased 03/29/90                      $3,916
                    Sold 02/01/93                           $3,912
                    Realized Loss                           $   (4)
                    Total Net Realized Gain                 $   29                                ------------------------------
                                                                                                    2,829      2,707        6.62
                                                                                                  ------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                            38,191     28,978       70.86
                                                                                                  ==============================



See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    MARCH 31, 1998
                                                  (DOLLARS IN THOUSANDS)



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94    $   443   $    257
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94         62          -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94          9          9
                                                                                                    -----------------------------
                                                                                                        514        266        .65
                                                                                                    -----------------------------
                  FITZ AND FLOYD - Notes 4,5
$1,580            Fitz and Floyd, 12% Sub. Nt. due 4/15/04(c)                           04/11/97      1,580      1,580
 5,530 Shares     Fitz and Floyd, Series A Preferred Stock(d)                           04/11/97      8,248      1,976
33,575 Shares     Fitz and Floyd, Common Stock (d)                                      04/15/97          -          -
                      1,661,663 Shares Common Stock
                      Purchased Various                     $   13
                      Surrendered May 1996                  $    0
                      Realized loss                         $  (13)
                      $6,719 Sr. Sub. Note
                      $1,581 Sr. Sub. Note
                      Purchased Various                     $8,248
                      Exchanged 4/11/97
                      6,530 Series A Preferred Stock and
                      33,575 Shares common Stock            $8,248
                      Realized Gain                         $    0
                      Total Realized Loss                   $  (13)                                 -----------------------------
                                                                                                      9,828      3,556       8.69
                                                                                                    -----------------------------

                  FLA. ORTHOPEDICS, INC - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (d)                      08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                                -----------------------------
                                                                                                        987          -       0.00
                                                                                                    -----------------------------

                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997      2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568          -
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants                       06/29/95          -          -
                                                                                                    -----------------------------
                                                                                                      7,565      2,955       7.23
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $18,894   $  6,777      16.57
                                                                                                    =============================

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    MARCH 31, 1998
                                                  (DOLLARS IN THOUSANDS)



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $20,507   $ 15,711      38.41
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various     36,578     20,044      49.01
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $57,085   $ 35,755      87.42
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 3,930           General Electic Corp., 5.54% due 4/02/98                               3/06/98      3,914      3,929
$ 1,215           General Electic Corp., 5.57% due 4/01/98                               3/25/98      1,214      1,215
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                                5,128      5,144      12.58
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $ 5,128   $  5,144      12.58
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $62,213   $ 40,899     100.00%
                                                                                                    =============================


(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $22 for Mezzanine Investments and $16 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.

See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998
                              (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at March 31, 1998, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1998 and December 31, 1997, the Retirement Fund had in its portfolio of investments $504,150 of payment-in-kind notes which excludes $2.5 million of payment-in-kind notes received from notes placed on non-accrual status. As of March 31, 1998 and December 31, 1997, the Retirement Fund has in its portfolio of investments $14,640 of payment-in-kind equity.

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

Interim Financial Statements

     The financial information included in this interim report as of March 31, 1998 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1998 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.


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

     On March 19, 1998 the Retirement Fund and Affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor Advanced Products. Pursuant to this transaction the Retirement Fund sold 219,323 shares of Anchor Common Stock for approximately $877,292 ($4.00 per share) and recognized a gain of $132,013.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For the three months ended March 31, 1998, the Retirement Fund recorded net unrealized appreciation of $8.2 million (of which all is attributable to publicly traded securities) compared to net unrealized depreciation of $3.89 million for the same period in 1997. As of March 31, 1998, the Retirement Fund's cumulative net unrealized depreciation on investments totaled $21.4 million.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

        In  accordance  with  the  Retirement  Fund's  Accounting   Policy,  the
following securities have been on non-accrual status since the date indicated:

        -  Cinnabon International on January 1, 1998.
        -  FLA Orthopedics, Inc. on January 1, 1995.
        -  Stablex Canada, Inc. on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP
Distributions paid to the Managing General Partner (see Note 10). For the quarters ended March 31, 1998 and 1997, the Retirement Fund paid $146,462 and $159,201, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an Administration Fee and reimbursement for certain expenses incurred by the Fund Administrator on behalf of the Funds. For the three months ended March 31, 1998 and 1997, the Retirement Fund incurred $44,500 and $126,493, respectively, in Fund Administration Fees.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses incurred by the Funds. Reimbursable expenses primailly consist of printing, audit, tax preparation and custodion fees. The Fund Administration is paid quarterly, in advance, by each Fund. For the three months ended March 31, 1998 and 1997, the Retirement Fund incurred $115,980 and $126,493, respectively, in reimbursable administration expenses.

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

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the three months ended March 31, 1998 and 1997, the Retirement Fund incurred $16,627 and $20,386, respectively, in Independent General Partners' Fees and Expenses.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until any Deferred Distribution Amount is paid.

     In the first quarter of 1998, the Retirement Fund paid Individual General Partner distributions totaling $51 and Managing General Partner distributions totaling $40,823 (which includes $40,308 of MGP Distributions). As of March 31, 1998, the Managing General Partner has earned a total of $28.9 million in MGP Distributions none of which is deferred in payment to the Managing General Partner as a Deferred Distribution Amount. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

11.  Litigation

     On April 10, 1998, the parties to the Retirement Fund and ML-Lee Acquisition Fund II, L.P. ("Fund II" and together with the Retirement Fund, "the Funds") Securities Litigation No. 92-60(JJF) Seidel, et al v. Thomas H. Lee, et al, No. 94-422 (JJF) and Seidel, et al v. Thomas H. Lee, et al, No. 95-724
(JJF), three class actions brought on behalf of limited partners of the Funds, filed with United States District Court for the District of Delaware, a Stipulation of Settlement preliminarily settling these actions.

     The proposed settlement, which is subject to Court approval, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members. On May 4, 1998, the Court granted preliminary approval to the Settlement and scheduled a final hearing to consider the Settlement for July 16, 1998.

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

13. Subsequent Events

     On February 28, 1998, First Alert and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam acquired all of the outstanding shares of First Alert Common Stock for approximately $175 million ($5.25 per share) by means of a tender offer (the "Tender Offer"), and assumed all of the debt of First Alert. Pursuant to the Tender Offer, the Retirement Fund tendered all of its shares of First Alert Common Stock and received proceeds of approximately $11.98 million. Net Distributable Proceeds of $62.42 per Unit will be distributed to Limited Partners of record as of April 2, 1998, the expiration date of this Tender Offer. See Note 13.

     On April 22, 1998, the Individual General Partners approved the first quarter 1998 cash distribution totaling $1,151,505 which represents net Distributable Capital Proceeds of $952,136 from the sale of Stanley Furniture and Anchor Advanced Products common stock (which includes return of capital of $780,172), net investment income of $164,286 from Mezzanine Investments and $33,147 income from Temporary Investments. The total amount distributed to the Limited Partners was $6.19 per Unit, which was distributed on May 15, 1998. The Managing General Partner received a total of $3,092 with respect to its interest in the Retirement Fund and $49,286 as an MGP Distribution. Thomas H. Lee, as an Individual General Partner, received $309 with respect to his interest in the Retirement Fund.

     On April 22, 1998, the Individual General Partners approved a cash distribution consisting of net Distributable Capital Proceeds from the sale of First Alert, of $11,978,001 (of which $3,679,880 is return of capital), a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $62.42 per Unit (of which $487,642 is a Deferred Distribution Amount as defined in Note 10), a cash distribution of $31,213 to the Managing General Partner in proportion to its Capital Contribution and $860,248 as an MGP Distribution, and a cash distribution of $3,121 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on May 15, 1998, in accordance with the Partnership Agreement.

     On April 15, 1998 Playtex filed a registration statement covering all shares of the common stock owned by the Retirement Fund, Fund II, Fund I and the Lee Affiliates pursuant to an underwritten public offering. Such offering is expected to be consummated during the second quarter of 1998; however, there can be no assurance that such offering will be consummated or that the selling stockholders, including the Retirement Fund, will be able to sell all of their remaining shares of Playtex common stock in such offering.

                                            SCHEDULE 1
                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE 3 MONTHS ENDED MARCH 31, 1998
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)




                                                                              Original                            Realized
SECURITY                                            Number of Shares              Cost      Net Proceeds              Gain
                                                    ----------------       -----------      ------------       -----------
Stanley Furniture
     Common Stock                                              2,773       $        35      $         75       $        40

Anchor Advanced Products, Inc.
     Common Stock                                            219,323               745               877               132
                                                                           -----------      ------------       -----------


TOTAL REALIZED GAIN                                                        $       780      $        952       $       172
                                                                           ===========      ============       ===========

                                                      SCHEDULE 2
                                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                 SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                         FOR THE PERIOD ENDED MARCH 31, 1998
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)

                                                                                   Total
                                                                                Unrealized      Total Unrealized   Total Unrealized
                                                                               Appreciation       Appreciation/      Appreciation/
                                                                           (Decpreciation) for   (Depreciation)      (Depreciation)
                                                    Investment      Fair    Three Months Ended   at December 31,      at March 31,
SECURITY                                                 Cost       Value    March 31, 1998           1997                 1998
--------------------------------------------------   --------    --------    -----------------  ----------------   -----------------

PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

First Alert, Inc.
  Common Stock  (a)                                     3,679      11,906       $    7,057           $  1,170             $  8,227

Hills Stores Company
  Common Stock *                                       18,571       1,252              383            (17,702)            $(17,319)

Playtex Products, Inc.
  Common Stock (a)                                      2,829       2,707              826               (948)            $   (122)
                                                                                ----------           --------             --------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                                             $    8,266           $(17,480)            $ (9,214)
                                                                                ----------           --------             --------

NON PUBLIC SECURITIES:

Fitz and Floyd
  Preferred Stock *                                     8,248    $  1,976                --            (6,271)            $ (6,271)

Biolease
  Common Stock*                                            62        --                  --               (62)            $    (62)
  Subordinated Notes*                                     443         257                --              (207)            $   (207)

FLA. Orthopedics, Inc.
  Preferred  Stock*                                       987        --                  --              (987)            $   (987)

Soretox
  Subordinated Notes*                                   7,565       2,955                --            (4,610)            $ (4,610)
                                                                                -----------          --------             --------
TOTAL UNREALIZED DEPRECIATION
  FROM NON PUBLIC SECURITIES                                                    $        --          $(12,137)            $(12,137)
                                                                                -----------          --------             --------

REVERSAL OF UNREALIZED
APPRECIATION FROM SECURITIES SOLD

Stanley
   Common Stock                                                                         (41)               41                  --
                                                                                -----------          --------             ---------

NET UNREALIZED APPRECIATION/(DEPRECIATION)                                      $     8,225          $(29,576)            $(21,351)
                                                                                ===========          ========             ========


(a) See Note 13 to the Financial Statements.
 *  Restricted Security


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

Liquidity & Capital Resources

     Capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989.

     At March 31, 1998, the Retirement Fund had a total of $35.8 million invested in Mezzanine Investments representing $28.9 million Managed and $6.8 million Non-Managed portfolio investments. The remaining proceeds were invested in Temporary Investments primarily comprised of commercial paper with maturities of less than one month.

     The Retirement Fund invested substantially all of its net proceeds in Mezzanine Investments, which consisted of high-yield subordinated debt and/or preferred stock linked with an equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Retirement Fund's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. The Retirement Fund was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of the Retirement Fund's investment period terminated at various times through December 18, 1993.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution ("MGP Distribution") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any incentive distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of May 15, 1998, there was $487,642 outstanding as a Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of May 15, 1998, the reserve for follow-on-investments balance was reduced to $3.4 million due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, (of which $1.6 milllion was made in April, 1997) Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $7.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

     Certain issuers of Securities held by the Retirement Fund (Hills and Playtex) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least two years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

     On April 15, 1998 Playtex filed a registration statement covering all shares of the common stock owned by the Retirement Fund, Fund II, Fund I and the Lee Affiliates pursuant to an underwritten public offering. Such offering is expected to be consummated during the second quarter of 1998; however, there can be no assurance that such offering will be consummated or that the selling stockholders, including the Retirement Fund, will be able to sell all of their remaining shares of Playtex common stock in such offering.

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

     For the three months ended March 31, 1998, the Retirement Fund had investment income of $485,031, as compared to $761,532 for the same period in 1997. The decrease in 1998 investment income as compared to 1997 is due to the sale of income producing portfolio companies.

     Major expenses for the period consisted of Legal and Professional Fees, Investment Advisory Fees, Fund Administration Fees and Expenses.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the three months ended March 31, 1998 and 1997 were $16,557 and $88,242, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the quarter ended March 31, 1998 and 1997 was $146,462 and $159,201, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis.

     The Fund Administration Fee paid to the Fund Administrator for the quarter ended March 31, 1998 and 1997 was $44,500 and $126,493, respectively. Beginning in November of 1997 the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Retirement Fund. For the period ending November 1997, the Fund Administration Fee was calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses.

     Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the quarter ended March 31, 1998 and 1997, the Retirement Fund had reimbursable expenses of $115,980 and $21,684, respectively.

     For the quarter ended March 31, 1998, the Retirement Fund had net investment income of $130,258 as compared to $344,479 for the same period in 1997. The decrease in 1998 net investment income as compared to 1997 is due to the sale of income producing portfolio companies.

Net Assets

     The Retirement Fund's net assets increased by $7.9 million during the three months ended March 31, 1998, due to realized gains of $171,964, net investment income of $130,258 and net unrealized appreciation of $8,224,667, partially offset by the payment of cash distributions to partners of $646,280. This compares to the decrease in net assets of $4.9 million for the three months ended March 31, 1997 resulting from the payment of cash distributions to partners of $1.4 million and net unrealized depreciation of $3.89 million, partially offset by net investment income of $344,479 and realized gains from investments of $2.3 million.

Unrealized Appreciation and Depreciation on Investments

     For the three months ended March 31, 1998, the Retirement Fund recorded net unrealized appreciation of $8,224,667 (of which all is attributable to publicly traded securities) compared to net unrealized depreciation of $3.89 million for the same period in 1997. As of March 31, 1998, the Retirement Fund's cumulative net unrealized depreciation on investments totaled $21.4 million.

     The Retirement Fund's valuation of the Common Stock of First Alert, Hills and Playtex reflect their closing market prices at March 31, 1998.

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

     Approximately 56% the Retirement Fund's mezzanine investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

     The Hills and Playtex securities held by the Retirement Fund are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Accordingly, the values referred to in the financial statements for the remaining Hills and Playtex securities held by the Retirement Fund do not necessarily represent the prices at which these securities could currently be sold.

      The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the three months ended March 31, 1998, the Retirement Fund had net realized gains from the sale of Stanley and Anchor common stock of $171,964 as compared to $2,488 for the same period in 1997.

     For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On April 22, 1998, the Individual General Partners approved the first quarter 1998 cash distribution totaling $1,151,505 which represents net Distributable Capital Proceeds of $952,136 from the sale of Stanley Furniture and Anchor Advanced Products common stock (which includes return of capital of $780,172), net investment income of $164,286 from Mezzanine Investments and $33,147 income from Temporary Investments. The total amount distributed to the Limited Partners was $6.19 per Unit, which was distributed on May 15, 1998. The Managing General Partner received a total of $3,092 with respect to its interest in the Retirement Fund and $49,286 as an MGP Distribution. Thomas H. Lee, as an Individual General Partner, received $309 with respect to his interest in the Retirement Fund.

     On April 22, 1998, the Individual General Partners approved a cash distribution consisting of net Distributable Capital Proceeds from the sale of First Alert, of $11,978,001 (of which $3,679,880 is return of capital), a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $62.42 per Unit (of which $487,642 is a Deferred Distribution Amount as defined in Note 10), a cash distribution of $31,213 to the Managing General Partner in proportion to its Capital Contribution and $860,248 as an MGP Distribution, and a cash distribution of $3,121 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on May 15, 1998, in accordance with the Partnership Agreement.

     Should a Limited Partner decide to sell his Units, any such sale will be recorded on the books and records of the Retirement Fund quarterly, only upon the satisfactory completion and acceptance of the Retirement Fund's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Part II - Other Information

     Item 1 -  Litigation

     On April 10, 1998, the parties to the Retirement Fund and ML-Lee Acquisition Fund II, L.P. ("Fund II" and together with the Retirement Fund, "the Funds") Securities Litigation No. 92-60(JJF) Seidel, et al v. Thomas H. Lee, et al, No. 94-422 (JJF) and Seidel, et al v. Thomas H. Lee, et al, No. 95-724
(JJF), three class actions brought on behalf of limited partners of the Funds, filed with United States District Court for the District of Delaware, a Stipulation of Settlement preliminarily settling these actions.

     The proposed settlement, which is subject to Court approval, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members. On May 4, 1998, the Court granted preliminary approval to the Settlement and scheduled a final hearing to consider the Settlement for July 16, 1998.

     Items 2 - 4 are herewith omitted as the response to all items is either none or not applicable.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 27 - Financial  Data Schedule for the quarter ending March
                      31, 1998.

     (b) Reports on form 8-K:           Form 8-K dated February 28, 1998
                                        Filed March 16, 1998 related to
                                        Tender Offer of Sunbeam and First Alert

                                        Form 8-K dated and filed April 10, 1998
                                        related to settlement of litigation


Item 5.   Other Information

     As of April 10, 1998, John W. Childs resigned as the President and Trustee of the Investment Adviser to the Retirement Fund. In addition, Mr. Childs transferred his Shares in the Investment Adviser to a limited liability company of which he is the sole member. At such time, David V. Harkins, formerly the Investment Adviser's Senior Vice President, was appointment as President. Mr. Harkins will remain a Trustee of the Investment Adviser. In addition, C. Hunter Boll, a Vice President of the Investment Adviser, was appointed as a trustee. At the same time, Mr. Childs also resigned his position of President of the Investment Adviser to Fund II the ML-Lee Acquisition Fund, L.P.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1998.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: May 15, 1998   /s/   Audrey Bommer
                            Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1998.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: May 15, 1998
                            Audrey Bommer
                            Vice President and Treasurer
                            Chief Financial Officer)