Form 10-Q
period 1998-06-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1998-08-14
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended June 30, 1998

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1998 and December 31, 1997

Statements of Operations - For the Three and Six Months
  Ended June 30, 1998 and 1997

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1998 and 1997

Statements of Cash Flows - For the Six Months
  Ended June 30, 1998 and 1997

Statement of Changes in Partners' Capital at
  June 30, 1998

Schedule of Portfolio Investments - June 30, 1998

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II. Other Information

              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                  (Unaudited)
                                                                                 June 30, 1998      December 31, 1997
                                                                                 -------------      -----------------

Assets:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $31,683
      at June 30, 1998 and $38,972 at December 31, 1997)                               $ 14,712           $ 21,533
    Non-Managed Companies (amortized cost $18,894
      at June 30, 1998 and at December 31, 1997)                                          6,777              6,777
    Temporary Investments, at amortized cost (cost $6,448
      at June 30, 1998 and $4,204 at December 31, 1997)                                   6,460              4,222
Cash                                                                                          5                161
Accrued Interest and Other Receivables - Note 2                                             188                565
Prepaid Expenses                                                                              2                  4
                                                                                       --------           --------
Total Assets                                                                           $ 28,144           $ 33,262
                                                                                       ========           ========

Liabilities and Partners' Capital:
Liabilities
    Legal and Professional Fees Payable                                                $     50           $     80
    Reimbursable Administrative Expenses Payable - Note 8                                   101                  9
    Independent General Partners' Fees Payable - Note 9                                      23                 10
    Deferred Interest Income - Note 2                                                        73                 85
                                                                                       --------           --------
Total Liabilities                                                                           247                184
                                                                                       --------           --------

Partners' Capital - Note 2
    Individual General Partner                                                               13                 14
    Managing General Partner                                                                638                202
    Limited Partners (177,515 Units)                                                     27,246             32,862
                                                                                       --------           --------
Total Partners' Capital                                                                  27,897             33,078
                                                                                       --------           --------
Total Liabilities and Partners' Capital                                                $ 28,144           $ 33,262
                                                                                       ========           ========


                            See the Accompanying Notes to Financial Statements.

                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                         For the Three Months Ended      For the Six Months Ended
                                                                         -----------    -----------    -----------    -----------
                                                                         June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                                                         -----------    -----------    -----------    -----------
Investment Income - Notes 2,4,6:
  Interest Income                                                        $       214    $       900    $       640    $     1,557
  Dividends & Other Income                                                       156          2,992            215          3,097
                                                                         -----------    -----------    -----------    -----------
    Total Income                                                                 370          3,892            855          4,654
                                                                         -----------    -----------    -----------    -----------
Expenses:
  Investment Advisory Fee - Note 7                                               148            171            294            330
  Fund Administration Fee - Note 8                                                44            128             89            255
  Reimbursable Administrative Expenses - Note 8                                  101             42            217             64
  Legal and Professional Fees                                                    131           --              148             88
  Independent General Partners' Fees and Expenses - Note 9                        18             45             48             65
  Insurance Expense                                                                1              1              2              2
                                                                         -----------    -----------    -----------    -----------
    Total Expenses                                                               443            387            798            804
                                                                         -----------    -----------    -----------    -----------
Net Investment Income (Loss)                                                     (73)         3,505             57          3,850
                                                                         -----------    -----------    -----------    -----------
Net Realized Gain on Investments - Note 4 and Schedule 1                       7,894             38          8,066             40
                                                                         -----------    -----------    -----------    -----------
Net Change in Unrealized (Depreciation) Appreciation
  from Investments Note 5 and Schedule 2:
   Publicly Traded Securities                                                 (7,757)          (658)           468         (1,764)
   Nonpublic Securities                                                         --               41           --           (2,741)
                                                                         -----------    -----------    -----------    -----------
   Subtotal                                                                   (7,757)          (617)           468         (4,505)
                                                                         -----------    -----------    -----------    -----------
Net Increase (Decrease) in Net Assets
  Resulting From Operations                                                       64          2,926          8,591           (615)

Less:  Earned MGP Distributions to Managing General Partner                   (1,348)        (2,508)        (1,397)        (2,508)
                                                                         -----------    -----------    -----------    -----------
Net Increase (Decrease) Available For Pro-Rata
  Distribution To All Partners                                           $    (1,284)   $       418    $     7,194    $    (3,123)
                                                                         ===========    ===========    ===========    ===========


See the Accompanying Notes to Financial Statements.


                                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                  STATEMENTS OF CHANGES IN NET ASSETS
                                                         (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

                                                                                For the Six Months Ended
                                                                                -----------    -----------
                                                                                June 30, 1998  June 30, 1997
                                                                                -----------    -----------

From Operations:

  Net Investment Income                                                         $        57    $     3,850

  Net Realized Gain on Investments                                                    8,066             40

  Net Change in Unrealized Depreciation from Investments                                468         (4,505)
                                                                                -----------    -----------
  Net Increase (Decrease) in Net Assets Resulting from Operations                     8,591           (615)

  Cash Distributions to Partners                                                    (13,772)       (11,792)
                                                                                -----------    -----------
  Total Decrease                                                                     (5,181)       (12,407)

Net Assets:

Beginning of Year                                                                    33,078         49,257
                                                                                -----------    -----------
  End of Period                                                                 $    27,897    $    36,850
                                                                                ===========    ===========


See the Accompanying Notes to Financial Statements.


                ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               For the Six Months Ended
                                                                              -----------    -----------
                                                                             June 30, 1998  June 30, 1997
                                                                              -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities:

  Interest, Dividends, Discount and Other Income                              $       857    $     4,372
  Fund Administration Fee                                                             (89)          (256)
  Investment Advisory Fee                                                            (294)          (330)
  Independent General Partners' Fees and Expenses                                     (35)           (75)
  (Purchase) Sale of Temporary Investments, Net                                    (2,244)         1,625
  Purchase of Portfolio Company Investments                                          --           (1,580)
  Proceeds from Sales of Portfolio Company Investments                             15,356          7,983
  Reimbursable Administrative Expense                                                (125)           (57)
  Legal and Professional Fees                                                        (178)           (30)
                                                                              -----------    -----------
Net Cash Provided By Operating Activities                                          13,248        11,652
                                                                              -----------    -----------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                  (13,404)       (11,792)
                                                                              -----------    -----------
Net Cash Applied to Financing Activities                                          (13,404)       (11,792)
                                                                              -----------    -----------
  Net Decrease in Cash                                                               (156)          (140)
  Cash at Beginning of Period                                                         161            141
                                                                              -----------    -----------
Cash at End of Period                                                         $         5    $         1
                                                                              -----------    -----------

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities

  Net Investment Income                                                       $        57    $     3,850
                                                                              -----------    -----------
Adjustments to Reconcile Net Investment Income (Loss)
  to Net Cash Provided by Operating Activities
  Decrease in Investments                                                           5,045          7,992
  Decrease (Increase) in Accrued Interest Receivables                                   3           (282)
  Decrease in Prepaid Expenses                                                          2              2
  Increase (Decrease) in Legal and Professional Fees Payable                          (30)            53
  Increase in Reimbursable Administrative Expenses Payable                             92              7
  Increase (Decrease) in Independent General Partners' Fees Payable                    13            (10)
  Net Realized Gains on Sales of Investments                                        8,066             40
                                                                              -----------    -----------
Total Adjustments                                                                  13,191          7,802
                                                                              -----------    -----------
Net Cash Provided by Operating Activities                                     $    13,248    $    11,652
                                                                              ===========    ===========


See the Accompanying Notes to Financial Statements.

                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Individual       Managing
                                                                            General           General        Limited
                                                                            Partner           Partner       Partners          Total
                                                                           -----------    -----------    -----------    -----------


For the Six Months Ended June 30, 1998
  Partners' Capital at January 1, 1998                                     $        14    $       202    $    32,862    $    33,078
  Allocation of Net Investment Income                                               --              6             51             57
  Allocation of Net Realized Gain on Investments                                     2          1,414          6,650          8,066
  Allocation of Net Change in Unrealized
  Appreciation From Investments                                                     --              1            467            468
  Cash Distributions to Partners                                                    (3)          (985)       (12,784)       (13,772)
                                                                           -----------    -----------    -----------    -----------
Partners' Capital at June 30, 1998                                         $        13    $       638    $    27,246    $    27,897
                                                                           ===========    ===========    ===========    ===========


See the Accompanying Notes to Financial Statements.

                              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 JUNE 30, 1998
                                              (DOLLARS IN THOUSANDS)
                                                   UNAUDITED


                                                                                                                  Fair          % Of
 Principal                                                                             Investment Investment     Value         Total
Amount/Shares     Investment                                                                 Date     Cost(e)  (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)        12/27/90    $6,963      $6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                           12/27/90     2,193       2,193
                    (8.8% of fully diluted common equity)                                           ------------------------------
                                                                                                    9,156       9,156       32.77
                                                                                                    ------------------------------

                  CINNABON INTERNATIONAL, INC. - Note 6
                  (formerly Restaurants Unlimited)
$3,956            Cinnabon, 13% Sub. Nt. due 06/30/02(c)(g)                            06/03/94     3,956      3,956
256,083 Warrants  Cinnabon, Common Stock Warrants(d)                                   06/03/94         -          -
                    (1.4% of fully diluted common equity)                                          ------------------------------
                                                                                                    3,956      3,956        14.15
                                                                                                   ------------------------------

                  COLE NATIONAL CORPORATION
  717 Warrants    Cole National Corporation, Common Stock Purchase Warrants(d)         09/26/90         -           -
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                          ------------------------------
                                                                                                        -           -        0.00
                                                                                                   ------------------------------

                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                             04/03/90    16,153       1,408
33,427 Shares     Hills Stores Company, Common Stock(a)(d)                             08/21/95     2,418         192
                    (2.5% of fully diluted common equity)                                          ------------------------------
                                                                                                   18,571       1,600        5.73
                                                                                                   ------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                            31,683      14,712       52.65
                                                                                                  ===============================



See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    June 30, 1998
                                                  (DOLLARS IN THOUSANDS)
                                                       UNAUDITED



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94    $   443   $    257
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94         62          -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94          9          9
                                                                                                    -----------------------------
                                                                                                        514        266        .95
                                                                                                    -----------------------------
                  FITZ AND FLOYD - Notes 4,5
$1,580            Fitz and Floyd, 12% Sub. Nt. due 4/15/04(c)                           04/11/97      1,580      1,580
 5,530 Shares     Fitz and Floyd, Series A Preferred Stock(d)                           04/11/97      8,248      1,976
33,575 Shares     Fitz and Floyd, Common Stock (d)                                      04/15/97         --         --
                      1,661,663 Shares Common Stock
                      Purchased Various                     $   13
                      Surrendered May 1996                  $    0
                      Realized loss                         $  (13)
                      $6,719 Sr. Sub. Note
                      $1,581 Sr. Sub. Note
                      Purchased Various                     $8,248
                      Exchanged 4/11/97
                      6,530 Series A Preferred Stock and
                      33,575 Shares Common Stock            $8,248
                      Total Realized Loss                   $  (13)                                 -----------------------------
                                                                                                      9,828      3,556      12.72
                                                                                                    -----------------------------

                  FLA. ORTHOPEDICS, INC - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (d)(g)                   08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                                -----------------------------
                                                                                                        987          -       0.00
                                                                                                    -----------------------------

                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997      2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568          -
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants(d)                    06/29/95          -          -
                                                                                                    -----------------------------
                                                                                                      7,565      2,955      10.57
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $18,894   $  6,777      24.24
                                                                                                    =============================

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    June 30, 1998
                                                  (DOLLARS IN THOUSANDS)
                                                       UNAUDITED



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $20,507   $ 15,711      56.22
                  Preferred Stock, Common Stock and Warrants                             Various     30,070      5,778      20.67
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $50,577   $ 21,489      76.89
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
  $6,460          IBM Credit, 5.35% due 7/1/98                                           6/19/98      6,448      6,460
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                                6,448      6,460      23.11
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $ 6,448   $  6,460      23.11
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $57,025   $ 27,949     100.00%
                                                                                                    =============================


(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $12 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.

See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            June 30, 1998
                              (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at June 30, 1998, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1998 and December 31, 1997, the Retirement Fund had in its portfolio of investments $504,150 of payment-in-kind debt securities. As of June 30, 1998 and December 31, 1997, the Retirement Fund has in its portfolio of investments $14,640 of payment-in-kind equity securities.

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

Interim Financial Statements

     The financial information included in this report as of June 30, 1998 and for the period then ended has been prepared by management without an audit by independent cetified public accountants. The results for the period ended June 30, 1998 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Investment Transactions

     On January 6, 1998 the Retirement Fund sold its remaining holdings of common stock in Stanley. The common stock was sold pursuant to Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commissionn on December 23, 1997. In connection with the sale, the Retirement Fund sold its remaining 2,773 shares of common stock and received net proceeds of $74,844 or $27 per share.

     On March 19, 1998 the Retirement Fund and affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor Advanced Products. Pursuant to this transaction the Retirement Fund sold 219,323 shares of Anchor Common Stock for approximately $877,292 ($4.00 per share) and recognized a gain of $132,013.

     On March 2, 1998, Sunbeam Corporation and First Alert executed a definitive merger agreement whereby Sunbeam agreed to acquire all of the outstanding shares of First Alert for $175 million or $5.25 per share and assume all of First Alert's debt. Pursuant to this transaction the Retirement Fund tendered all of their shares of First Alert and received proceeds of $11.9 million. Net Distributable Proceeds of $62.42 per unit were distributed to Limited Partners of record as of the date of the closing of this transaction, April 2, 1998.

     On May 27, 1998, Playtex Products Inc., ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.8 million shares were offered by affiliates of the Thomas H. Lee Company, including the Retirement Fund. As part of the Playtex Offering, the Retirement Fund sold its remaining investment in Playtex, consisting of approximately 183,560 shares of Common Stock. The Retirement Fund received proceeds of $2.4 million and recognized a loss on the sale of approximately $404,000. Net Distributable Proceeds will be distributed to Limited Partners of record as of May 27, 1998. (See Note 13)

     Because the Retirement Fund primarily invests in high-yield private placement securities, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.

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

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

        In  accordance  with  the  Retirement  Fund's  accounting   policy,  the
following securities have been on non-accrual status since the date indicated:

        -  Cinnabon International on January 1, 1998.
        -  FLA Orthopedics, Inc. on January 1, 1995.
        -  Stablex Canada, Inc. on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the six months ended June 30, 1998 and 1997, the Retirement Fund paid $294,070 and $329,923, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an Administration Fee and reimbursement for certain expenses incurred by the Fund Administrator on behalf of the Funds. The Fund Administration Fee is paid quarterly, in advance, by each Fund. For the six months ended June 30, 1998 and 1997, the Retirement Fund incurred $89,000 and $255,578, respectively, in Fund Administration Fees.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses incurred by the Fund Administrator. Reimbursable expenses primarily consist of printing, audit, tax preparation and custodian fees.

     For the six months ended June 30, 1998 and 1997, the Retirement Fund incurred $216,844 and $64,097, respectively, in reimbursable expenses.

     For the period ended November 1997, the Fund Administration Fee was calculated at an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and realized losses plus a portion of reimbursable expenses incurred by the Retirement Fund.

     In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10).

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner receives a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the six months ended June 30, 1998 and 1997, the Retirement Fund incurred $47,712 and $64,811, respectively, in Independent General Partners' Fees and Expenses.

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

     For the six months ending June 30, 1998, the Retirement Fund paid Individual General Partner distributions totaling $4,125 and Managing General Partner distributions totaling $950,782 (which includes $909,534 of MGP Incentive Fees). As of June 30, 1998, the Managing General Partner has earned a total of $30.3 million in MGP Incentive Fees of which $487,642 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members.

     The Funds have advanced legal expenses incurred by certain defendents and have included such expenses in Legal and Professional Fees in the Financial Statements.

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

13. Subsequent Events

     On July 30, 1998, the Individual General Partners approved the second quarter 1998 cash distribution consisting of Net Distributable Cash from Temporary Investments of $46,298, Distributable Capital Proceeds of $2,425,248 from the sale of common stock of Plaxtex Products Inc. (all of which is Return of Capital), the following distributions: a cash distribution to Limited Partners in the amount of $13.88 per Unit, a cash distribution of $6,943 to the Managing General Partner in proportion to its Capital Contribution, and a cash distribution of $694 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on or before August 14, 1998.

                                            SCHEDULE 1
                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE SIX MONTHS ENDED June 30, 1998
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


                                                                         Par Value or     Investment            Net       Realized
SECURITY                                                                Number of Share         Cost       Proceeds     Gain/(Loss)
------------------------------------------                               ------------   ------------   ------------   ------------

For the Three Months Ended March 31, 1998

Anchor Advanced Products, Inc.
     Common Stock                                                              219,323   $        745   $        877   $        132

Stanley Furniture Company Inc.
     Common Stock                                                                2,773             35             75             40
                                                                                          -----------   ------------   ------------
Total For the Three Months Ended March 31, 1998                                                   780            952            172
                                                                                          -----------   ------------   ------------
For the Three Months Ended June 30, 1998

First Alert, Inc.
     Common Stock                                                            2,281,524          3,680         11,978          8,298

Playtex Products, Inc.
     Common Stock                                                              183,560          2,830          2,426           (404)
                                                                                          -----------   ------------   ------------
For the Three Months Ended June 30, 1998                                                        6,510         14,404          7,894
                                                                                          -----------   ------------   ------------
For the Six Months Ended June 30, 1998                                                          7,290         15,356          8,066
                                                                                          ===========   ============   ============

See the Accompanying Notes to Financial Statements.

                                                      SCHEDULE 2
                                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                 SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                         FOR THE PERIOD ENDED JUNE 30, 1998
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)

                                                                      Unrealized       Unrealized       Total            Total
                                                                    Appreciation/   Appreciation/    Unrealized        Unrealized
                                                                   (Depreciation)   (Depreciation)  Appreciation/    Appreciation/
                                                                   for the Three     for the Six   (Depreciation)   (Depreciation)
                                           Investment      Fair      Months Ended    Months ended  at December 31,    at June 30,
SECURITY                                      Cost        Value     June 30, 1998   June 30, 1998       1997             19987
---------------------------------         -----------    ------   ---------------  --------------  --------------   -------------
Publicly Traded:

Hills Stores Company
  Common Stock *                           $   18,571    $    1,600    $      348    $      731        $  (17,702)     $  (16,971)
                                                                       ----------    ----------        ----------      ----------
Total Unrealized Appreciation
  (Depreciation) From Publicly
  Traded Securities                                                           348           731           (17,702)        (16,971)
                                                                       ----------    ----------        ----------      ----------
Fitz and Floyd
  Preferred Stock *                             8,248         1,976          --            --              (6,271)         (6,271)

Biolease
  Common Stock*                                    62          --            --            --                 (62)            (62)
  Subordinated Notes*                             443           257          --            --                (207)           (207)

FLA. Orthopedics, Inc.
  Preferred  Stock*                               987          --            --            --                (987)           (987)

Soretox
  Subordinated Notes*                           7,565         2,955          --            --              (4,610)         (4,610)
                                                                       ----------    ----------        ----------      ----------
Total Unrealized Depreciation
  From Non Public Securities                                                 --            --             (12,137)        (12,137)
                                                                       ----------    ----------        ----------      ----------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold:

First Alert, Inc.
  Common Stock                                     --            --        (8,227)       (1,170)            1,170             --

Playtex Products, Inc.
  Common Stock                                     --            --           122           948              (948)            --

Stanley
   Common Stock                                    --            --            --           (41)               41             --
                                                                       ----------    ----------        ----------      ----------
Total Unrealized Appreciation
  (Depreciation) from Investments Sold:                                    (8,105)         (263)              263             --
                                                                       ----------    ----------        ----------      ----------
Net Unrealized Appreciation (Depreciation)                             $   (7,757)   $      468        $  (29,576)     $  (29,108)
                                                                       ==========    ==========        ==========      ==========

*  Restricted Security

See the Accompanying Notes to Financial Statements.


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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution ("MGP Distribution") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any incentive distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of June 30, 1998, there was $487,642 outstanding as a Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of May 15, 1998, the reserve for follow-on-investments balance was reduced to $3.4 million due to follow-on investments in both Managed and Non-Managed portfolio companies Additionally, $7.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

     Certain issuers of Securities held by the Retirement Fund registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Retirement Fund were not registered in these offerings, the Retirement Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least one year on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Retirement Fund for at least two years. In certain cases, the Retirement Fund has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

     For the six months ended June 30, 1998, the Retirement Fund had investment income of $854,803, as compared to $4,654,482 for the same period in 1997. The decrease in 1998 investment income as compared to 1997 is due to the sale of income producing portfolio companies. Additionally, as of January 1, 1998, the Retirement Fund began receiving interest in the form of payment-in-kind securities which have not been recognized as income for the six months ending June 30, 1998.

     Major expenses for the period consisted of Investment Advisory Fees, Fund Administration Fees and Reimbursable Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the six months ended June 30, 1998 and 1997 was $294,070 and $329,923, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. For the three months ended June 30, 1998 and 1997 Investment Advisory Fees paid to the Investment Advisor were $147,608 and $170,722, respectively.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Retirement Fund. For the six months ended June 30, 1998 and 1997, Fund Administration Fees were $89,000 and $255,578, respectively. For the three months ended June 30, 1998 and 1997 Fund Administration Fees were $44,500 and $129,085 respectively. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the six months ended June 30, 1998 and 1997, the Retirement Fund incurred $216,844 and $64,097, respectively, in reimbursable expenses. For the three months ended June 30, 1998 and 1997 reimbursable expenses totaled $100,864 and $42,413, respectively.

     The Fund Administration Fees paid to the Fund Administrator for the period ending November 10, 1997 were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and 50% of realized losses. The decrease in Fund Administration Fees were a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, for the period ending November 10, 1997, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund was reimbursable to the Fund Administrator.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the six months ended June 30, 1998 and 1997 were $147,592 and $87,933, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

     For the six months ended June 30, 1998, the Retirement Fund had net investment income of $57,477 as compared to $3,850,032 for the same period in 1997. The decrease in 1998 net investment income as compared to 1997 is due to the decrease in interest income partically offset by lower Investment Advisory Fees paid to the Investment Advisor. For the three months ended June 30, 1998, the Retirement Fund had net investment loss of $72,781 as compared to net investment income of $3,505,553 for the same period in 1997.

Net Assets

     The Retirement Fund's net assets decreased by $5,181,406 during the six months ended June 30, 1998, due to the payment of cash distributions to partners of $13,772,853 partially offset by realized gains of $8,066,170, net investment income of $57,477 and net unrealized appreciation of $467,800. This compares to the decrease in net assets of $12,407,620 for the six months ended June 30, 1997 resulting from the payment of cash distributions to partners of $11,792,347 and net unrealized depreciation of $4,505,114, partially offset by net investment income of $3,850,032 and realized gains from investments of $39,809.

Unrealized Appreciation and Depreciation on Investments

     The Retirement Fund's valuation of the Common Stock of Hills Stores Company reflects the closing market price at June 30, 1998.

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

     Approximately 93% the Retirement Fund's mezzanine investments are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

     Certain securities held by the Retirement Fund are restricted securities under the SEC's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. Accordingly, the values referred to in the financial statements for the remaining Hills securities does not necessarily represent the prices at which these securities could currently be sold.

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

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the six months ended June 30, 1998, the Retirement Fund had net realized gains from the sale of Mezzanine Investments of $8,066,170 as compared to $39,809 for the same period in 1997.

     For the three months ended June 30, 1998, the Retirement Fund had net realized gains from the sale of investments of $7,894,206 as compared to $37,321 for the same period in 1997. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

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

     On July 30, 1998, the Individual General Partners approved the second quarter 1998 cash distribution consisting of Net Distributable Cash from Temporary Investments of $46,298, Distributable Capital Proceeds of $2,425,248 from the sale of common stock of Plaxtex Products Inc. (all of which is Return of Capital), the following distributions: a cash distribution to Limited Partners in the amount of $13.88 per Unit, a cash distribution of $6,943 to the Managing General Partner in proportion to its Capital Contribution, and a cash distribution of $694 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on or before August 14, 1998.

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

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 27 - Financial  Data Schedule for the quarter ending March
                      31, 1998.

     (b) Reports on form 8-K:          8-K Filed April 10, 1998
                                       Regarding Litigation Settlement

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on 14th day of August, 1998.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: August 14, 1998      /s/   Audrey Bommer
                            Audrey Bommer
                            Vice President and Treasurer
                            (Chief Financial Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1998.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: August 14, 1998
                            Audrey Bommer
                            Vice President and Treasurer
                            Chief Financial Officer)