Form 10-Q
period 1998-09-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1998-11-12
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Period Ended September 30, 1998

                         Commission File Number 0-17382

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P. (Exact name of registrant as specified in its Charter)

               Delaware                           04-3028397
      (State or other jurisdiction     (IRS Employer Identification No.)
     of incorporation or organization)

                             World Financial Center
                            South Tower - 14th Floor
                          New York, New York 10080-6123
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:(212) 236-6562

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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1998 and December 31, 1997

Statements of Operations - For the Three and Nine Months
  Ended September 30, 1998 and 1997

Statements of Changes in Net Assets - For the Six
  Months Ended September 30, 1998 and 1997

Statements of Cash Flows - For the Nine Months
  Ended September 30, 1998 and 1997

Statement of Changes in Partners' Capital at
  September 30, 1998

Schedule of Portfolio Investments - September 30, 1998

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II. Other Information

              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                   (Unaudited)
                                                                                September 30, 1998        December 31, 1997
                                                                                ------------------        -----------------

Assets:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $31,683
      at September 30, 1998 and $38,972 at December 31, 1997)                             $ 13,738                 $ 21,533
    Non-Managed Companies (amortized cost $18,894
      at September 30, 1998 and at December 31, 1997)                                        6,777                    6,777
    Temporary Investments, at amortized cost (cost $3,861
      at September 30, 1998 and $4,204 at December 31, 1997)                                 3,863                    4,222
Cash                                                                                           161                      161
Accrued Interest and Other Receivables - Note 2                                                188                      565
Prepaid Expenses                                                                                 -                        4
                                                                                          --------                 --------
Total Assets                                                                              $ 24,727                 $ 33,262
                                                                                          ========                 ========
Liabilities and Partners' Capital:
Liabilities
    Legal and Professional Fees Payable                                                   $     50                 $     80
    Reimbursable Administrative Expenses Payable - Note 8                                       91                        9
    Independent General Partners' Fees Payable - Note 9                                         21                       10
    Deferred Interest Income - Note 2                                                           67                       85
                                                                                          --------                 --------
Total Liabilities                                                                              229                      184
                                                                                          --------                 --------
Partners' Capital - Note 2
    Individual General Partner                                                                  12                       14
    Managing General Partner                                                                   629                      202
    Limited Partners (177,515 Units)                                                        23,857                   32,862
                                                                                          --------                 --------
Total Partners' Capital                                                                     24,498                   33,078
                                                                                          --------                 --------
Total Liabilities and Partners' Capital                                                   $ 24,727                 $ 33,262
                                                                                          ========                 ========




                            See the Accompanying Notes to Financial Statements.

                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                    For the Three Months Ended        For the Nine Months Ended
                                                                 -------------    -------------    -------------    -------------
                                                                 September 30,    September 30,    September 30,    September 30,
                                                                     1998              1997             1998             1997
                                                                 -------------    -------------    -------------    -------------
Investment Income - Notes 2,4,6:
  Interest                                                       $         318    $         470    $         958    $       2,027
  Discount, Dividends & Other Income                                        71               79              286            3,176
                                                                 -------------    -------------    -------------    -------------
    Total Income                                                           389              549            1,244            5,203
                                                                 -------------    -------------    -------------    -------------
Expenses:
  Investment Advisory Fee - Note 7                                         130              142              424              472
  Fund Administration Fee - Note 8                                          44              123              134              378
  Reimbursable Administrative Expenses-Note 8                               96               40              313              104
  Legal and Professional Fees                                               55               --              203               88
  Independent General Partners' Fees and Expenses - Note 9                  17               18               63               83
  Insurance Expense                                                          1                2                3                4
                                                                 -------------    -------------    -------------    -------------
    Total Expenses                                                         343              325            1,140            1,129
                                                                 -------------    -------------    -------------    -------------
Net Investment Income                                                       46              224              104            4,074
Net Realized Gain on Investments - Note 4 and Schedule 1                    --               --            8,066               40
Net Change in Unrealized Depreciation
  from Investments Note 5 and Schedule 2:
   Publicly Traded Securities                                             (974)             829             (506)            (935)
   Nonpublic Securities                                                     --             (269)              --           (3,010)
                                                                 -------------    -------------    -------------    -------------
   Subtotal                                                               (974)             560             (506)          (3,945)
Net Increase (Decrease) in Net Assets
  Resulting From Operations                                               (928)             784            7,664              169
                                                                 -------------    -------------    -------------    -------------
Less:  Earned MGP Distributions to Managing General Partner                 --              (17)          (1,349)          (2,739)
                                                                 -------------    -------------    -------------    -------------
Net Increase (Decrease) Available For Pro-Rata
  Distribution To All Partners                                   $        (928)   $         767    $       6,315    $      (2,570)
                                                                 =============    =============    =============    =============


                    See the Accompanying Notes to Financial Statements.


                                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                  STATEMENTS OF CHANGES IN NET ASSETS
                                                         (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

                                                                          For the Nine Months Ended
                                                                         -------------    -------------
                                                                         September 30,    September 30,
                                                                              1998            1997
                                                                         -------------    -------------

From Operations:
  Net Investment Income                                                  $         104    $       4,074
  Net Realized Gain on Investments                                               8,066               40
  Net Change in Unrealized Depreciation from Investments                          (506)          (3,945)
                                                                         -------------    -------------
  Net Increase in Net Assets Resulting from Operations                           7,664              169
  Cash Distributions to Partners                                               (16,244)         (13,576)
                                                                         -------------    -------------
  Total Decrease                                                                (8,580)         (13,407)
Net Assets:
Beginning of Year                                                               33,078           49,257
                                                                         -------------    -------------
  End of Period                                                          $      24,498    $      35,850
                                                                         =============    =============

See the Accompanying Notes to Financial Statements.


                ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                           For the Nine Months Ended
                                                                         -------------    -------------
                                                                         September 30,    September 30,
                                                                              1998             1997
                                                                         -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities:

  Interest, Dividends, Discount and Other Income                         $       1,249    $       4,849
  Fund Administration Fee                                                         (134)            (378)
  Investment Advisory Fee                                                         (424)            (472)
  Independent General Partners' Fees and Expenses                                  (51)             (92)
  (Purchase) Sale of Temporary Investments, Net                                    343            3,317
  Purchase of Portfolio Company Investments                                       --             (1,580)
  Proceeds from Sales of Portfolio Company Investments                          15,356            7,983
  Reimbursable Administrative Expense                                             (231)             (99)
  Legal and Professional Fees                                                     (233)             (92)
                                                                         -------------    -------------
Net Cash Provided By Operating Activities                                       15,875           13,436
                                                                         -------------    -------------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                               (15,875)         (13,576)
                                                                         -------------    -------------
Net Cash Applied to Financing Activities                                       (15,875)         (13,576)
                                                                         -------------    -------------
  Net Decrease in Cash                                                            --               (140)
  Cash at Beginning of Period                                                      161              141
                                                                         -------------    -------------
Cash at End of Period                                                    $         161    $           1
                                                                         =============    =============

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities
  Net Investment Income                                                  $         104    $       4,074
                                                                         -------------    -------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities
  Decrease in Investments                                                        7,633            9,685
  (Increase) Decrease in Accrued Interest Receivables                                4             (354)
  Decrease in Prepaid Expenses                                                       3                4
  Decrease in Legal and Professional Fees Payable                                  (30)              (9)
  Increase in Reimbursable Administrative Expenses Payable                          83                5
  Increase (Decrease) in Independent General Partners' Fees Payable                 12               (9)
  Net Realized Gains on Sales of Investments                                     8,066               40
                                                                         -------------    -------------
Total Adjustments                                                               15,771            9,362
                                                                         -------------    -------------
Net Cash Provided by Operating Activities                                $      15,875    $      13,436
                                                                         =============    =============


See the Accompanying Notes to Financial Statements.

                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Individual     Managing
                                                                        General       General        Limited
                                                                        Partner       Partner       Partners     Total
                                                                        -------     ---------       --------    --------

For the Nine Months Ended September 30, 1998
  Partners' Capital at January 1, 1998                                  $    14        $ 202         $ 32,862     $ 33,078
  Allocation of Net Investment Income                                         -           11               93          104
  Allocation of Net Realized Gain on Investments                              2        1,409            6,655        8,066
  Allocation of Net Change in Unrealized
  Depreciation From Investments                                               -           (1)            (505)        (506)
  Cash Distributions to Partners                                             (4)        (992)         (15,248)     (16,244)
                                                                         ------        -----         --------     --------
Partners' Capital at September 30, 1998                                 $    12        $ 629         $ 23,857     $ 24,498
                                                                         ======        =====         ========     ========

See the Accompanying Notes to Financial Statements.

                              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                 September 30, 1998
                                              (DOLLARS IN THOUSANDS)
                                                   UNAUDITED


                                                                                                                  Fair          % Of
 Principal                                                                             Investment Investment     Value         Total
Amount/Shares     Investment                                                                 Date     Cost(e)  (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  BIG V SUPERMARKETS, INC. (b)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(c)        12/27/90    $6,963      $6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(d)                           12/27/90     2,193       2,193
                    (8.8% of fully diluted common equity)                                           ------------------------------
                                                                                                    9,156       9,156       37.56
                                                                                                    ------------------------------

                  CINNABON INTERNATIONAL, INC. - Notes 6, 13
                  (formerly Restaurants Unlimited)
$3,956            Cinnabon, 13% Sub. Nt. due 06/30/02(c)(g)                            06/03/94     3,956      3,956
256,083 Warrants  Cinnabon, Common Stock Warrants(d)                                   06/03/94         -          -
                    (1.4% of fully diluted common equity)                                          ------------------------------
                                                                                                    3,956      3,956        16.23
                                                                                                   ------------------------------

                  COLE NATIONAL CORPORATION
  717 Warrants    Cole National Corporation, Common Stock Purchase Warrants(d)         09/26/90         -           -
                    (0.0% of fully diluted common equity assuming exercise of
                    warrants)
                    $744 13% Sr. Secured Bridge Note
                    Purchased 09/25/90               $744
                    Repaid 11/15/90                  $744
                    Realized Gain                    $  0                                          ------------------------------
                                                                                                        -           -        0.00
                                                                                                   ------------------------------

                  HILLS STORES COMPANY - Note 5
244,818 Shares    Hills Stores Company, Common Stock(a)(d)                             04/03/90    16,153         551
33,427 Shares     Hills Stores Company, Common Stock(a)(d)                             08/21/95     2,418          75
                    (2.5% of fully diluted common equity)                                          ------------------------------
                                                                                                   18,571         626        2.57
                                                                                                   ------------------------------

                  TOTAL INVESTMENT IN MANAGED COMPANIES                                            31,683      13,738       56.36
                                                                                                  ===============================



See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    September 30, 1998
                                                  (DOLLARS IN THOUSANDS)
                                                       UNAUDITED



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(c)                          06/08/94    $   443   $    257
63.20 Shares      Biolease, Inc., Common Stock(d)                                       06/08/94         62          -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(d)                06/08/94          9          9
                                                                                                    -----------------------------
                                                                                                        514        266       1.09
                                                                                                    -----------------------------
                  FITZ AND FLOYD - Notes 4,5
$1,580            Fitz and Floyd, 12% Sub. Nt. due 4/15/04(c)                           04/11/97      1,580      1,580
 5,530 Shares     Fitz and Floyd, Series A Preferred Stock(d)                           04/11/97      8,248      1,976
33,575 Shares     Fitz and Floyd, Common Stock (d)                                      04/15/97         --         --
                      1,661,663 Shares Common Stock
                      Purchased Various                     $   13
                      Surrendered May 1996                  $    0
                      Realized loss                         $  (13)
                      $6,719 Sr. Sub. Note
                      $1,581 Sr. Sub. Note
                      Purchased Various                     $8,248
                      Exchanged 4/11/97
                      6,530 Series A Preferred Stock and
                      33,575 Shares Common Stock            $8,248
                      Realized Gain                         $    0
                      Total Realized Loss                   $  (13)                                 -----------------------------
                                                                                                      9,828      3,556      14.59
                                                                                                    -----------------------------

                  FLA. ORTHOPEDICS, INC - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (d)(g)                   08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(d)                 08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                                -----------------------------
                                                                                                        987          -       0.00
                                                                                                    -----------------------------

                  SORETOX - Notes 5,6
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(c)(f)(g)          06/29/95      3,997      2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(c)(f)(g)          06/29/95      3,568          -
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants(d)                    06/29/95          -          -
                                                                                                    -----------------------------
                                                                                                      7,565      2,955      12.12
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $18,894   $  6,777      27.80
                                                                                                    =============================

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    September 30, 1998
                                                  (DOLLARS IN THOUSANDS)
                                                       UNAUDITED



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(e)  (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $20,507   $ 15,711      64.45
                  Preferred Stock, Common Stock and Warrants                             Various     30,070      4,804      19.71
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $50,577   $ 20,515      84.16
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
  $3,865          Ford Motor Credit Corp., 5.35% due 10/5/98                             9/28/98      3,861      3,863
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                                3,861      3,863      15.84
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $ 3,861   $  3,863      15.84
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $54,438   $ 24,378     100.00%
                                                                                                    =============================


(a)  Publicly traded class of securities.
(b)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(c)  Restricted security.
(d)  Restricted non-income producing equity security.
(e)  Represents original cost and excludes accretion of discount of $2 for Temporary Investments.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Non-accrual investment status.

See the Accompanying Notes to Financial Statements.

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                    NOTES TO FINANCIAL STATEMENTS
                            September 30, 1998
                              (UNAUDITED)


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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at September 30, 1998, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

        Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1998 and December 31, 1997, the Retirement Fund had in its portfolio of investments $504,150 of payment-in-kind debt securities. As of September 30, 1998 and December 31, 1997, the Retirement Fund has in its portfolio of investments $14,640 of payment-in-kind equity securities.

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

Interim Financial Statements

     The financial information included in this report as of September 30, 1998 and for the period then ended has been prepared by management without an audit by independent cetified public accountants. The results for the period ended September 30, 1998 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     On May 27, 1998, Playtex Products Inc., ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.8 million shares were offered by affiliates of the Thomas H. Lee Company, including the Retirement Fund. As part of the Playtex Offering, the Retirement Fund sold its remaining investment in Playtex, consisting of approximately 183,560 shares of Common Stock. The Retirement Fund received proceeds of $2.4 million and recognized a loss on the sale of approximately $404,000. Net Distributable Proceeds were distributed to Limited Partners of record as of May 27, 1998.

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

5.  Unrealized Appreciation and Depreciation of Investments

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.  Non-Accrual of Investments

        In  accordance  with  the  Retirement  Fund's  accounting   policy,  the
following securities have been on non-accrual status since the date indicated:

 -  Cinnabon International on January 1, 1998.
    (Cinnabon was sold on October 16, 1998.  See Note 13 for futher information)
 -  FLA Orthopedics, Inc. on January 1, 1995.
 -  Stablex Canada, Inc. on June 29, 1995.

7.  Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the nine months ended September 30, 1998 and 1997, the Retirement Fund paid $423,636 and $472,308, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.  Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an Administration Fee and reimbursement for certain expenses incurred by the Fund Administrator on behalf of the Funds. The Fund Administration Fee is paid quarterly, in advance, by each Fund. For the nine months ended September 30, 1998 and 1997, the Retirement Fund incurred $133,500 and $378,288, respectively, in Fund Administration Fees.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses incurred by the Fund Administrator. Reimbursable expenses primarily consist of printing, audit, tax preparation and custodian fees.

     For the nine months ended September 30, 1998 and 1997, the Retirement Fund incurred $313,338 and $104,347, respectively, in reimbursable expenses.

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

9. Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner receives a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the nine months ended September 30, 1998 and 1997, the Retirement Fund incurred $63,380 and $83,263, respectively, in Independent General Partners' Fees and Expenses.

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

     For the nine months ending September 30, 1998, the Retirement Fund paid Individual General Partner distributions totaling $4,132 and Managing General Partner distributions totaling $964,976 (which includes $923,649 of MGP Incentive Fees). As of September 30, 1998, the Managing General Partner has earned a total of $30.3 million in MGP Incentive Fees of which $473,527 was deferred in payment to the Managing General Partner as a Deferred Distribution Amount. To the extent not payable to the Managing General Partner, this Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members. The settelment became effective on August 24, 1998. Defendants continue to deny all liability in this action.

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

13. Subsequent Events

     On October 27, 1998, the Individual General Partners approved the third quarter 1998 cash distribution consisting of Net Distributable Cash from Temporary Investments of $27,241 and Distributable Capital Proceeds from
Mezzanine Investments of $14,115. The distribution is as follows: a cash distribution to Limited Partners in the amount of $.15 per Unit, a cash distribution of $79 to the Managing General Partner in proportion to its Capital Contribution and $14,115 as an MGP distribution. Thomas H. Lee as an Individual General Partner, will receive $8 with respect to his interest in the Retirement Fund. This cash distribution will be paid on November 16, 1998, in accordance with the Partnership Agreement.

     On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by Merger ("Merger"). Pursuant to the Merger, the Retirement Fund received proceeds of $4.5 million. In connection with the Cinnabon sale, the Individual General Partners approved a distribution consisting of Net Distributable Capital Proceeds of $4,536,339 which includes Return of Capital of $3,955,659. The distribution is as follows: a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $23.45 per Unit, a cash distribution of $11,725 to the Managing General Partner in proportion to its Capital Contribution, a cash distribution of $360,714 to the Managing General Partner as a MGP Distribution and a cash distribution of $1,173 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on or before Novemeber 16, 1998, in accordance with the Partnership Agreement.

                                            SCHEDULE 1
                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                               FOR THE nine months ENDED September 30, 1998
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


                                                                         Par Value or     Investment            Net       Realized
SECURITY                                                                Number of Share         Cost       Proceeds     Gain/(Loss)
------------------------------------------                               ------------   ------------   ------------   ------------

For the Three Months Ended March 31, 1998

Anchor Advanced Products, Inc.
     Common Stock                                                              219,323   $        745   $        877   $        132

Stanley Furniture Company Inc.
     Common Stock                                                                2,773             35             75             40
                                                                                          -----------   ------------   ------------
Total For the Three Months Ended March 31, 1998                                                   780            952            172
                                                                                          -----------   ------------   ------------
For the Three Months Ended June 30, 1998

First Alert, Inc.
     Common Stock                                                            2,281,524          3,680         11,978          8,298

Playtex Products, Inc.
     Common Stock                                                              183,560          2,830          2,426           (404)
                                                                                          -----------   ------------   ------------
Total for the Three Months Ended June 30, 1998                                                  6,510         14,404          7,894
                                                                                          -----------   ------------   ------------
Total for the Nine Months Ended September 30, 1998                                              7,290         15,356          8,066
                                                                                          ===========   ============   ============

See the Accompanying Notes to Financial Statements.

                                                      SCHEDULE 2
                                 ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                 SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                         FOR THE PERIOD ENDED September 30, 1998
                                                (DOLLARS IN THOUSANDS)
                                                     (UNAUDITED)

                                                                      Unrealized     Unrealized
                                                                    Appreciation/   Appreciation/       Total            Total
                                                                   (Depreciation)  (Depreciation)   Unrealized        Unrealized
                                                                   for the Three    for the Nine    Appreciation/    Appreciation/
                                                                    Months Ended    Months ended   (Depreciation)   (Depreciation)
                                           Investment      Fair    September 30,   September 30,   at December 31,  at September 30,
SECURITY                                      Cost        Value         1998            1998             1997             1998
---------------------------------         -----------    ------   ---------------  --------------  --------------   -------------
Publicly Traded:

Hills Stores Company
  Common Stock *                           $   18,571    $      626    $     (974)   $     (243)       $  (17,702)     $  (17,945)
                                                                       ----------    ----------        ----------      ----------
Total Unrealized Depreciation
  From Publicly Traded Securities                                            (974)         (243)          (17,702)        (17,945)
                                                                       ----------    ----------        ----------      ----------
Fitz and Floyd
  Preferred Stock *                             8,248         1,976          --            --              (6,271)         (6,271)

Biolease
  Common Stock*                                    62          --            --            --                 (62)            (62)
  Subordinated Notes*                             443           257          --            --                (207)           (207)

FLA. Orthopedics, Inc.
  Preferred  Stock*                               987          --            --            --                (987)           (987)

Soretox
  Subordinated Notes*                           7,565         2,955          --            --              (4,610)         (4,610)
                                                                       ----------    ----------        ----------      ----------
Total Unrealized Depreciation
  From Non Public Securities                                                 --            --             (12,137)        (12,137)
                                                                       ----------    ----------        ----------      ----------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold:

First Alert, Inc.
  Common Stock                                     --            --            --        (1,170)            1,170             --

Playtex Products, Inc.
  Common Stock                                     --            --            --           948              (948)            --

Stanley Furniture
   Common Stock                                    --            --            --           (41)               41             --
                                                                       ----------    ----------        ----------      ----------
Total Unrealized Appreciation
  (Depreciation) from Investments Sold                                         --          (263)              263             --
                                                                       ----------    ----------        ----------      ----------
Net Unrealized Depreciation                                             $    (974)    $     (506)       $  (29,576)     $  (30,082)
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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution ("MGP Distribution") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any incentive distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of September 30, 1998, there was $473,527 outstanding as a Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of November 13, 1998, the reserve for follow-on-investments balance was reduced to $3.4 million due to follow-on investments in both Managed and Non-Managed portfolio companies Additionally, $7.7 million of the reserve has been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

    On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by Merger ("Merger"). Pursuant to the Merger, the Retirement Fund received proceeds of $4.5 million.

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

     For the nine months ended September 30, 1998, the Retirement Fund had investment income of $1,244,356, as compared to $5,203,422 for the same period in 1997. The decrease in 1998 investment income as compared to 1997 is due to the sale of income producing portfolio companies. Additionally, as of January 1, 1998, the Retirement Fund began receiving payment-in-kind securities in lieu of interest which reduced the amount of interest income recognized by the Retirement Fund for the nine months ending September 30, 1998.

     Major expenses for the period consisted of Investment Advisory Fees, Fund Administration Fees and Reimbursable Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The Investment Advisory Fee paid to the Investment Adviser for the nine months ended September 30, 1998 and 1997 was $423,636 and $472,308, respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Retirement Fund and Fund II on a combined basis. For the three months ended September 30, 1998 and 1997 Investment Advisory Fees paid to the Investment Advisor were $129,566 and $142,365, respectively.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Retirement Fund. For the nine months ended September 30, 1998 and 1997, Fund Administration Fees were $133,500 and $378,288, respectively. For the three months ended September 30, 1998 and 1997 Fund Administration Fees were $44,500 and $122,710 respectively. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the nine months ended September 30, 1998 and 1997, the Retirement Fund incurred $313,338 and $104,347, respectively, in reimbursable expenses. For the three months ended September 30, 1998 and 1997 reimbursable expenses totaled $96,494 and $40,250, respectively.

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

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Legal and Professional fees for the nine months ended September 30, 1998 and 1997 were $202,896 and $87,933, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

     For the nine months ended September 30, 1998, the Retirement Fund had net investment income of $104,427 as compared to $4,073,649 for the same period in 1997. The decrease in 1998 net investment income as compared to 1997 is due to the decrease in interest income partically offset by lower Investment Advisory Fees paid to the Investment Advisor. For the three months ended September 30, 1998, the Retirement Fund had net investment income of $46,950 as compared to $223,617 for the same period in 1997.

Net Assets

     The Retirement Fund's net assets decreased by $8.6 million during the nine months ended September 30, 1998, due to the payment of cash distributions to partners of $16,244,399 partially offset by realized gains of $8,066,170, net investment income of $104,427 and net unrealized depreciation of $506,057. This compares to the decrease in net assets of $13,407,963 for the nine months ended September 30, 1997 resulting from the payment of cash distributions to partners of $13,575,994 and net unrealized depreciation of $3,945,427, partially offset by net investment income of $4,073,649 and realized gains from investments of $39,809.

Unrealized Appreciation and Depreciation on Investments

     The Retirement Fund's valuation of the Common Stock of Hills Stores Company reflects the closing market price at September 30, 1998.

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

     Approximately 97% the Retirement Fund's mezzanine investments are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the nine months ended September 30, 1998, the Retirement Fund had net realized gains from the sale of Mezzanine Investments of $8,066,170 as compared to $39,809 for the same period in 1997.

     For the three months ended September 30, 1998 and 1997, the Retirement Fund had no realized gains from the sale of investments. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses -
Schedule 1.

Cash Distributions

     On October 27, 1998, the Individual General Partners approved the third quarter 1998 cash distribution consisting of Net Distributable Cash from Temporary Investments of $27,241 and Distributable Capital Proceeds from
Mezzanine Investments of $14,115. The distribution is as follows: a cash distribution to Limited Partners in the amount of $.15 per Unit, a cash distribution of $79 to the Managing General Partner in proportion to its Capital Contribution and $14,115 as an MGP distribution. Thomas H. Lee as an Individual General Partner, will receive $8 with respect to his interest in the Retirement Fund. This cash distribution will be paid on November 16, 1998, in accordance with the Partnership Agreement.

     In addition, in connection with the Cinnabon sale on October 16, 1998, the Individual General Partners approved a distribution consisting of Net Distributable Capital Proceeds of $4,536,339 which includes Return of Capital of $3,955,659. The distribution is as follows: a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $23.45 per Unit, a cash distribution of $11,725 to the Managing General Partner in proportion to its Capital Contribution, a cash distribution of $360,714 to the Managing General Partner as a MGP Distribution and a cash distribution of $1,173 to Thomas H. Lee as an Individual General Partner, all such distributions to be payable on or before Novemeber 16, 1998, in accordance with the Partnership Agreement.

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

Item 1. Legal Proceedings

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, provides for dismissal with prejudice of all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds' Independent General Partners. Defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, certain affiliates of Thomas H. Lee, a General Partner of the Funds, have agreed to provide up to $14 million for purchases of the Funds' limited partnership units pursuant to a liquidity option to be offered to eligible class members. The settelment became effective on August 24, 1998. Defendants continue to deny all liability in this action.

     Items 2 - 5 are herewith omitted as the response to all items is either none or not applicable.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 27 - Financial  Data Schedule for the quarter ending
                      September 30, 1998.

     (b) Reports on form 8-K:          8-K Filed September 23, 1998
                                       Regarding Cinnabon Merger

                                       8-K Filed September 29, 1998
                                       Regarding Cinnabon Merger

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on 12th day of November, 1998.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: November 12, 1998    /s/   Robert Remick
                            Robert Remick
                            Vice President and Treasurer
                            (Chief Financial Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1998.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner


Dated: November 12, 1998    ____________________________
                            Robert Remick
                            Vice President and Treasurer
                            Chief Financial Officer)