Form 10-K
period 1998-12-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1999-04-01
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

     The Retirement Fund elected to operate as a business development company under the Investment Company Act of 1940 as amended ("Investment Company Act"). The Retirement Fund's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. The Retirement Fund may also invest in "bridge investments" if it is believed that such investments would facilitate the consummation of a mezzanine financing. The Retirement Fund considers this activity to constitute a single industry segment of mezzanine financing investing.

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

     Mezzanine and Bridge Investments

     At December 31, 1998, the Retirement Fund had outstanding a total (at cost) of $28 million invested in Mezzanine Investments representing $9.1 million Managed and $18.9 million Non-Managed portfolio investments. At December 31, 1998, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     The Retirement Fund's reinvestment period ended on December 18, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

REVIEW OF INVESTMENTS SOLD IN 1998

Stanley Furniture Company

     On January 6, 1998 the Retirement Fund sold its remaining holdings of common stock in Stanley. The common stock was sold pursuant to a Form S-3
Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Retirement Fund sold its remaining 2,773 shares of common stock and received net proceeds of $74,844 or $27 per share. The Retirement Fund recognized a gain of approximately $40,000 from this sale.

Anchor Advanced Products

     On March 19, 1998 the Retirement Fund and affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor Advanced Products. Pursuant to this transaction the Retirement Fund sold 219,323 shares of Anchor Common Stock for approximately $877,292 ($4.00 per share) and recognized a gain of $132,013.

First Alert

     On April 2, 1998, Sunbeam Corporation acquired all of the outstanding shares of First Alert for $175 million or $5.25 per share and assumed all of First Alert's debt. Pursuant to this transaction the Retirement Fund tendered all of its shares of First Alert and received proceeds of $11.98 million and recognized a gain of approximately $8.3 million. Net Distributable Proceeds of $62.42 per unit were distributed to Limited Partners of record as of the date of the closing of this transaction, April 2, 1998.

Playtex Products Inc.

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

Cinnabon International, Inc.

     On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by Merger ("Merger"). Pursuant to the Merger, the Retirement Fund received proceeds of $4.5 million (which includes $360,714 of deferred interest) for its entire interest in Cinnabon. Net Distributable Proceeds from the Merger of $23.45 per Unit were distributed on November 16, 1998, to Limited Partners of record as of October 16, 1998, the closing date of this transaction. The Retirement Fund recognized a gain of $217,800 from the Merger.

Hills Stores Company

     On November 13, 1998, Ames Department Stores, Inc. ("Ames") and Hills jointly announced the signing of a definitive agreement in which Ames would acquire Hills. On November 18, 1998 Ames commenced a tender offer for all the outstanding shares of Common Stock and Series A Convertible Preferred Stock of Hills, at a price of $1.50 per share. Pursuant to the offer, the deferred contingent right is not transferrable. On December 16, 1998, the Retirement Fund tendered all 278,245 of its shares and received proceeds of $417,368 on December 31, 1998 the date of completion of the tender offer. The Retirement Fund recognized a loss of approximately $18.2 million.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES
     ------------------------------------------

     The following is a brief description of the companies in the Retirement Fund's Managed Company portfolio during the year ended December 31, 1998:

     Big V Supermarkets, Inc. ("Big V")
     ---------------------------------

     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost at December 31, 1998.

     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES
     ----------------------------------------------

     The following is a brief description of the companies in the Retirement Fund's Non-Managed Company portfolio during the year ended December 31, 1998:

     BioLease, Inc. ("BioLease")
     --------------------------

     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. The Retirement Fund's investment in BioLease Common Stock was written down to zero, and the Subordinated Notes were written down to approximately 50% of par value during the year ending December 31, 1998. These writedowns resulted in total net unrealized depreciation of $269,000 through December 31, 1998.

     Fitz and Floyd Corporation
     --------------------------

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


     FLA. Orthopedics, Inc.
     ---------------------

     The   Retirement   Fund  has  valued  its  remaining   investment  in  FLA.
Orthopedics, Inc. at zero, which resulted in cumulative unrealized depreciation of $987,000 through December 31, 1998.

     Soretox
     -------

     Soretox, through its wholly-owned subsidiary Stablex Canada Inc., is an inorganic hazardous waste management company operating in Eastern Canada and the Northeastern United States. On December 31, 1998, the Fund received approximately $1.2 million from Stablex Canada Inc., $134,200 of which represented fourth quarter 1998 interest and $1,065,800 represented prior period unpaid interest. The Retirement Fund is currently not accruing interest on this investment and wrote down the investment in the Stablex Jr. Subordinated Note to zero during the year ended December 31, 1997. The Retirement Fund's valuation reflects total unrealized depreciation of approximately $4.6 million through December 31, 1998.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, dismissed with prejudice all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds'
Independent General Partners. Defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, Thomas H. Lee, a General Partner of the Funds, and certain affiliates have purchased approximately $1.5 million of the Funds' limited partnership units pursuant to a liquidity option offered to eligible class members. The settlement became effective on August 24, 1998. Defendants continue to deny all liability in this action.


Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of the Retirement Fund during the fourth quarter ended December 31, 1998.

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

     The approximate number of Unit holders as of January 1, 1999, the last effective date of transfer (as described below), was 17,562. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partner interests.

     MLPF&S reports estimated values of limited partnerships and other direct investments on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as the Retirement Fund's Units) are provided by independent valuation services. MLPF&S clients may contact their MLPF&S Financial Consultants to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Retirement Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Retirement Fund's current net asset value upon the liquidation of the Retirement Fund's assets over its remaining life.

     The Retirement Fund distributes Distributable Cash from Investments and Distributable Capital Proceeds in accordance with the terms of the Partnership Agreement.

     Pursuant to the Partnership Agreement, transfers of Units are recognized on the first day of the fiscal quarter after which the Managing General Partner has been duly notified of a transfer pursuant to the Partnership Agreement. Until a transfer is recognized, the limited partner of record (i.e. the transferor) will continue to receive all of the benefits and burdens of ownership of Units (including allocations of profit and loss and distributions), and any transferee will have no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment.

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

Item 6.  Selected Financial Data
Supplemental Information Schedule

                                                                      For the Years Ended December 31,
TOTAL FUND INFORMATION:                              1998            1997              1996             1995             1994
                                                -----------    -----------      ------------      ------------      -------------

Net Investment Income                          $  1,922,189   $  4,275,516       $ 5,516,846       $ 3,071,361      $  5,571,207

Net Realized (Loss) Gain on Investments          (9,869,500)        74,228         4,755,563         9,262,616        74,326,557

Net Change in (Depreciation)
   Appreciation on Investments                    17,438,728    (6,285,381)      (14,768,911)      (28,395,532)     (114,349,601)

Cash Distributions to Partners (a)                20,876,516    14,242,934        34,722,409        29,053,844       110,407,812

Net Assets                                        21,693,451    33,078,550        49,257,119        88,476,031       133,591,430

Cost of Mezzanine Investments                     28,049,200    57,865,408        63,818,387        88,353,161        96,897,659

Total Assets                                      21,798,979    33,261,494        49,627,131        89,303,296       134,369,173

PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                               $      16.66   $     31.03       $     35.32       $     30.42      $      47.26

Expenses                                               (7.58)        (7.99)           (15.56)           (18.88)           (21.99)
                                                 -----------   -----------       -----------      ------------      ------------
Net Investment Income                           $       9.08   $     23.04       $     19.76       $     11.54      $      25.27
                                                 -----------    -----------       -----------      ------------      ------------

Net Realized Gains (Losses) on Sales
 of Investments                                       (63.45)          .42             21.99             43.12            302.22

Net Change in Unrealized (Depreciation)
 Appreciation on Investments                           98.00        (35.30)           (82.94)          (159.46)          (642.18)

Cash Distributions                    (a)             107.11         65.96            166.55            140.82            526.12

Cumulative Cash Distributions                       1,432.33      1,325.22          1,259.26 (b)      1,092.71 (b)        951.89

Net Asset Value                                 $     118.96   $    185.13        $   262.93        $   470.67      $     713.90


(a) Includes $10,876,638 or $61.27 per limited partnership Unit return of capital from the sale of portfolio investments during 1998.

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

     At December 31, 1998, the Retirement Fund had outstanding a total (at cost) of $28.1 million invested in Mezzanine Investments representing $9.1 million Managed and $19.0 million Non-Managed portfolio investments. The remaining proceeds were invested in a Temporary Investment in commercial paper with a maturity of less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions ("MGP Distributions"), after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of December 31, 1998 there is no outstanding Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of March 23, 1999, the reserve balance was reduced to $3.4 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $7.7 million of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

     For the year ended December 31, 1998, the Retirement Fund had investment income of $3.3 million as compared to $5.7 million for the same period in 1997 and $8.3 million for the same period in 1996. The decrease in investment income from 1997 to 1998 is due primarily to the sale of income producing portfolio companies in 1998.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees and Reimbursable Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser by the Retirement Fund for the years ended December 31, 1998, 1997 and 1996 was $549,968, $621,386 and $807,939, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital to Partners and realized losses on investments.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended
December 31, 1998, 1997 and 1996, the Retirement Fund incurred $335,556, $113,219 and $110,370, respectively, in reimbursable expenses.

     The Fund Administration Fees paid to the Fund Administrator for the years ended December 31, 1998, 1997 and 1996 were $178,000, $458,168 and $544,478, respectively. For the years ended December 31, 1996, Fund Administrative Fees were calculated at an annual rate of 0.45% of the excess of net offering proceeds, less 50% of capital reductions and realized losses. These decreases in Fund Administration Fees were a direct result of sales of investments, returns of capital distributed to partners and realized losses on investments.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, for the period ending November 10, 1997, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund was reimbursable to the Fund Administrator.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Professional fees for the years ended December 31, 1998, 1997 and 1996 were $207,918, $135,998 and $1.1 million, respectively. These expenses are attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the aforementioned litigation proceedings.

     For the year ended December 31, 1998, the Retirement Fund had net investment income of $1.9 million, as compared to $4.3 million for the same period in 1997 and $5.5 million for the same period in 1996. The decrease in net investment income from 1997 to 1998 is the result of the sale of income producing portfolio companies in 1998. The decrease in 1997 as compared to 1996 is the result of additional payment-in-kind interest income recorded upon the sale of CST in 1996.

Net Assets

     The Retirement Fund's net assets decreased by $11.4 million during the year ended December 31, 1998, due to the payment of cash distributions to partners of $20.9 million ($10.9 million of the cash distributions paid was return of capital from the sales of portfolio investments), net unrealized appreciation of $17.4 million and realized losses of $9.9 million from the sale of Mezzanine Investments, partially offset by net investment income of $1.9 million.

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1998, the Retirement Fund recorded a reversal of net unrealized depreciation of $17.4 million. This compares to a net unrealized depreciation of $6.3 million for the same period in 1997 of which $3.3 million was related to net unrealized depreciation in market value of publicly traded securities. The Retirement Fund's cumulative net unrealized depreciation as of December 31, 1998 totaled $12.1 million.

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

     Approximately 87.4% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the year ended December 31, 1998, the Retirement Fund had net realized losses from investments of $9.9 million as compared to net realized gains of $74,228 and $4.8 million for the same periods in 1997 and 1996, respectively. For additional information, please refer to Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On February 4, 1999, the Individual General Partners approved the fourth quarter 1998 cash distribution which represents net investment income of $1,266,881 from Mezzanine Investments and Net Distributable Capital proceeds from the sale of Hills of $417,368 (which is all a return of capital). The total amount distributed to Limited Partners was $1,237,280 or $6.97 per Unit, which was paid on February 16, 1999. The Managing General Partner received a total of $3,489 with respect to its interest in the Retirement Fund and $443,131 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $349 with respect to his interest in the Retirement Fund.

     Because most of the Retirement Fund's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by the Retirement Fund may not be sufficient to cover the Retirement Fund's expenses in the future. As a result, any interest income received will be used to pay the Retirement Fund's expenses and may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from recovered capital and gains, and from asset sales, if any, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

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

Year 2000 Compliance Initiative

     The year 2000 ("Y2K") problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

     Overall, the Retirement Fund believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Y2K compliant. The Retirement Fund has been working with third-party software vendors to ensure that computer programs utilized by the Retirement Fund are Y2K compliant. In addition, the Retirement Fund has contacted third parties to ascertain whether these entities are addressing the Y2K issue within their own operation.

     Mezzanine Investment II L.P., through ML Mezzanine II Inc. is responsible for providing administrative and accounting services necessary to support the Retirement Fund's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which ML Mezzanine II Inc. is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

     Merrill Lynch will participate in further industrywide testing currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions.

     Although the Retirement Fund has not finally determined the cost associated with its Year 2000 readiness efforts, the Retirement Fund does not anticipate the cost of the Y2K problem to be material to its business, financial condition or results of operations in any given year. However, there can be no guarantee that the systems of other companies on which the Retirement Fund systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Retirement Fund systems would not have a material adverse effect on the Retirement Fund's business, financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market
                  Risk

     As of December 31, 1998, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Retirement Fund's financial position.


Cash Distributions
    The following  table  represents  distributions  approved by the  Individual
General Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. since inception (November 10, 1989):

                            Total           Limited                     Per Unit    Managing                   Individual
                         Distributed        Partners                    Return of    General     Incentive       General
                           Cash(a)           Amount       Per Unit       Capital     Partner      Fee (b)        Partner
                         ------------      ----------     --------      ---------   ---------    ---------     ----------
Fourth Quarter 1989      $  1,049,749    $  1,046,507    $    6.59        $     -   $  2,947    $       -     $      295
First Quarter 1990          2,906,023       2,897,045        16.32              -      8,162                         816
Second Quarter 1990         3,586,751       3,479,294        19.60              -     10,073       96,377          1,007
Third Quarter 1990          2,735,077       2,726,630        15.36              -      7,679            -            768
Fourth Quarter 1990         4,076,832       3,891,129        21.92              -     11,446      173,112          1,145
First Quarter 1991          2,297,038       2,289,944        12.90              -      6,449            -            645
Second Quarter 1991         2,919,747       2,910,729        16.90              -      8,198            -            820
Third Quarter 1991          2,327,308       2,320,120        13.07              -      6,535            -            653
Fourth Quarter 1991         2,646,044       2,637,873        14.86              -      7,428            -            743
First Quarter 1992          3,055,858       3,046,157        17.16              -      8,843            -            858
Second Quarter 1992         3,272,572       3,262,726        18.38              -      8,927            -            919
Third Quarter 1992          2,638,921       2,630,772        14.82              -      7,408            -            741
Fourth Quarter 1992         2,897,119       2,888,169        16.27              -      8,136            -            814
Snapple Distribution
  on 4/13/93               12,786,849      12,747,352        71.81          71.81     35,906            -          3,591
First Quarter 1993         19,889,862      19,828,426       111.70          97.16     55,851            -          5,585
Second Quarter 1993         1,230,430       1,226,629         6.91           3.49      3,455            -            346
Third Quarter 1993          5,555,625       5,538,468        31.20           1.89     15,597            -          1,560
Fourth Quarter 1993        13,364,699      11,905,931        67.07              -     38,388    1,416,541          3,839
First Quarter 1994         14,934,550      14,117,768        79.53          72.50     41,938      770,650          4,194
Second Quarter 1994         3,184,138       2,792,311        15.73          10.00      8,941      381,992            894
Third Quarter 1994            810,197         807,693         4.55           2.79      2,276            -            228
Snapple Distribution
  on 12/15/94              78,114,228      63,770,489       359.24          13.81    237,847   14,082,107         23,785
Fourth Quarter 1994           279,288         221,894         1.25              -        627       56,704             63
EquiCredit Distribution
  on 2/14/95                8,303,171       6,860,956        38.65           3.82     24,411    1,415,363          2,441
First Quarter 1995          5,893,413       4,899,415        27.60          26.48     13,801      978,817          1,380
Second Quarter 1995         2,077,699       1,352,664         7.62            .38      4,820      719,733            482
Third Quarter 1995          1,890,622       1,088,166         6.13           5.61      3,069      799,080            307
Sun Pharmaceuticals
  Distribution on
  12/11/95                 10,609,652      10,574,568        59.57          51.57     28,591            -          2,859
Fourth Quarter 1995            19,587          19,527          .11              -         55            -              5
CST Distribution on
  5/3/96                   13,800,125       9,773,975        55.06          42.04     27,529    3,995,868          2,753
First Quarter 1996            765,250          76,331          .43              -        217      688,680             22
Ghirardelli
  Distribution on
  5/3/96                   10,731,976      10,698,829        60.27          46.38     30,134            -          3,013
Second Quarter 1996         9,302,264       8,889,952        50.08          26.52     25,043      384,765          2,504
Third Quarter 1996            106,839         106,509          .60              -        300            -             30
Fourth Quarter 1996         1,361,776       1,175,149         6.62           6.17      3,310      182,986            331
First Quarter 1997            268,515          55,030          .31            .01        157      213,312             16
Anchor Distribution
  on 5/15/97               10,162,056       7,821,311        44.06          44.04     22,029    2,316,514          2,203
Second Quarter 1997         1,783,647       1,586,984         8.94           5.11      4,471      191,744            447
Third Quarter 1997          1,091,201       1,070,415         6.03           5.62      3,015       17,469            301
Fourth Quarter 1997           221,938         181,065         1.02            .19        514       40,308             51
First Quarter 1998          1,151,505       1,098,818         6.19           4.39      3,092       49,286            309
First Alert Distribution
  on May 15, 1998          11,975,068      11,080,486        62.42          20.66     31,213      860,248          3,121
Second Quarter 1998         2,471,546       2,463,908        13.88          13.62      6,943            -            694
Third Quarter 1998             40,829          26,627         0.15              -         79       14,115              8
Cinnabon Distribution on
  November 16, 1998         4,536,339       4,162,727        23.45          22.22     11,725      360,714          1,173
Fourth Quarter 1998         1,684,249       1,237,280         6.97           2.34      3,489      443,131            349
                         ------------    ------------    ---------      ---------  ---------  -----------      ---------
Totals                   $286,808,173    $255,284,748    $1,439.30      $  600.62  $ 791,064  $30,649,616      $  79,108
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


Item 8.    Financial Statements and Supplementary Data




             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
  As of December 31, 1998 and December 31, 1997

Statements of Operations
  For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in Net Assets
  For the Years Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows
  For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in  Partners'  Capital
  For the Years Ended December 31, 1998, 1997 and 1996

Schedule of Portfolio Investments - December 31, 1998

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses - Schedule 1

Supplementary Schedule of Unrealized Appreciation and Depreciation - Schedule 2

                       Report of Independent Accountants



To the General and Limited Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Fund") at December 31, 1998 and 1997, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1998 by correspondence with the custodian, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $15.9 million at December 31, 1998 (73.4% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

     As discussed in Note 1, the Fund is scheduled to dissolve on December 20, 1999. The Individual General Partners have the right to extend the term of the Fund.

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







/s/ PricewaterhouseCoopers LLP



New York, New York
March 23, 1999


                         ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                        (DOLLARS IN THOUSANDS)

                                                                                  Year Ended               Year Ended
                                                                                December 31, 1998        December 31, 1997
                                                                                -----------------        -----------------

Assets:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $9,156
      at December 31, 1998 and $38,972 at December 31, 1997)                    $           9,156        $          21,533
    Non-Managed Companies (amortized cost $18,894
      at December 31, 1998 and at December 31, 1997)                                        6,777                    6,777
    Temporary Investments, at amortized cost (cost $4,029
      at December 31, 1998 and $4,204 at December 31, 1997)                                 4,038                    4,222
Cash                                                                                           11                      161
Receivable for Investment Sold                                                                417                        -
Accrued Interest and Other Receivables - Note 2                                             1,396                      141
Due from Affiliate                                                                             --                      424
Prepaid Expenses                                                                                3                        4
                                                                                -----------------        -----------------
Total Assets                                                                    $          21,798        $          33,262
                                                                                =================        =================
Liabilities and Partners' Capital:
Liabilities
    Legal and Professional Fees Payable                                         $              25        $              80
    Reimbursable Administrative Expenses Payable - Note 8                                      22                        9
    Independent General Partners' Fees Payable - Note 9                                        15                       10
    Deferred Interest Income - Note 2                                                          43                       85
                                                                                -----------------        -----------------
Total Liabilities                                                                             105                      184
                                                                                -----------------        -----------------

Partners' Capital - Note 2
    Individual General Partner                                                                 11                       14
    Managing General Partner                                                                  568                      202
    Limited Partners (177,515 Units)                                                       21,114                   32,862
                                                                                -----------------        -----------------
Total Partners' Capital                                                                    21,693                   33,078
                                                                                -----------------        -----------------
Total Liabilities and Partners' Capital                                         $          21,798        $          33,262
                                                                                =================        =================

               See the Accompanying Notes to Financial Statements.

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF OPERATIONS
                                     (DOLLARS IN THOUSANDS)

                                                                     Year Ended     Year Ended     Year Ended
                                                                    December 31,   December 31,     December 31,
                                                                       1998            1997              1996
                                                                    ------------    ------------    ------------
Investment Income - Notes 2,4,6:
  Interest                                                          $      2,861    $      2,456    $      7,557
  Discount, Dividends & Other Income                                         410           3,242             730
                                                                    ------------    ------------    ------------
    Total Income                                                           3,271           5,698           8,287
                                                                    ------------    ------------    ------------
Expenses:
  Investment Advisory Fee - Note 7                                           550             622             808
  Fund Administration Fee - Note 8                                           178             458             544
  Reimbursable Administrative Expenses-Note 8                                336             113             110
  Legal and Professional Fees                                                208             136           1,125
  Independent General Partners' Fees and Expenses - Note 9                    73              90             179
  Insurance Expense                                                            4               4               4
                                                                    ------------    ------------    ------------
    Total Expenses                                                         1,349           1,423           2,770
                                                                    ------------    ------------    ------------
Net Investment Income                                                      1,922           4,275           5,517
                                                                    ------------    ------------    ------------
Net Realized Gain (Loss) on Investments - Note 4 and Schedule 1           (9,869)             74           4,756
                                                                    ------------    ------------    ------------
Net Change in Unrealized Appreciation (Depreciation)
  from Investments -  Note 5 and Schedule 2:
   Publicly Traded Securities                                             17,439          (3,275)        (13,603)
   Nonpublic Securities                                                     --            (3,010)         (1,166)
                                                                    ------------    ------------    ------------
   Subtotal                                                               17,439          (6,285)        (14,769)
                                                                    ------------    ------------    ------------
Net Increase (Decrease) in Net Assets
  Resulting From Operations                                                9,492          (1,936)         (4,496)
Less:  Earned MGP Distributions to Managing General Partner               (1,727)           (318)         (2,566)
                                                                    ------------    ------------    ------------
Net Increase (Decrease) Available For Pro-Rata
  Distribution To All Partners                                      $      7,765    $     (2,254)   $     (7,062)
                                                                    ============    ============    ============


                         See the Accompanying Notes to Financial Statements.

                     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               STATEMENTS OF CHANGES IN NET ASSETS
                                         (DOLLARS IN THOUSANDS)

                                                                         Year Ended     Year Ended      Year Ended
                                                                         December 31,    December 31,    December 31,
                                                                             1998           1997             1996
                                                                         ------------    ------------    ------------

From Operations:
  Net Investment Income                                                  $      1,922    $      4,275    $      5,517
  Net Realized Gain (Loss) on Investments                                      (9,869)             74           4,756
  Net Change in Unrealized Appreciation (Depreciation) from Investments        17,439          (6,285)        (14,769)
                                                                         ------------    ------------    ------------
  Net Increase (Decrease) in Net Assets Resulting from Operations               9,492          (1,936)         (4,496)
  Cash Distributions to Partners                                              (20,877)        (14,243)        (34,723)
                                                                         ------------    ------------    ------------
  Total Decrease                                                              (11,385)        (16,179)        (39,219)
Net Assets:
Beginning of Year                                                              33,078          49,257          88,476
                                                                         ------------    ------------    ------------
  End of Year                                                            $     21,693    $     33,078    $     49,257
                                                                          ============   ============    ============


                       See the Accompanying Notes to Financial Statements.

                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      STATEMENTS OF CASH FLOWS
                                       (DOLLARS IN THOUSANDS)
                                                                               Year Ended         Year Ended          Year Ended
                                                                           December 31, 1998   December 31, 1997   December 31, 1996
                                                                           -----------------   -----------------   -----------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities:

  Interest, Dividends, Discount and Other Income                               $      1,983        $      5,975        $      8,856
  Fund Administration Fee                                                              (178)               (458)               (544)
  Investment Advisory Fee                                                              (550)               (622)               (808)
  Independent General Partners' Fees and Expenses                                       (68)               (108)               (196)
  (Purchase) Sale of Temporary Investments, Net                                         175               4,186                (188)
  Purchase of Portfolio Company Investments                                              --              (1,580)                 --
  Proceeds from Sales of Portfolio Company Investments                               19,529               7,608              29,185
  Reimbursable Administrative Expense                                                  (322)               (139)               (121)
  Legal and Professional Fees                                                          (267)               (175)             (1,321)
                                                                               ------------        ------------        ------------
Net Cash Provided By Operating Activities                                            20,302              14,687              34,863
                                                                               ------------        ------------        ------------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                    (20,452)            (14,667)            (34,723)
                                                                               ------------        ------------        ------------
Net Cash Applied to Financing Activities                                            (20,452)            (14,667)            (34,723)
                                                                               ------------        ------------        ------------
  Net Increase (Decrease) in Cash                                                      (150)                 20                 140
  Cash at Beginning of Year                                                             161                 141                   1
                                                                               ------------        ------------        ------------
Cash at End of Year                                                            $         11        $        161        $        141
                                                                               ------------        ------------        ------------

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities
  Net Investment Income                                                        $      1,922        $      4,275        $      5,517
                                                                               ------------        ------------        ------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities
   Decrease in Investments                                                           29,989              10,144              24,342
   Increase in Receivable for Investment Sold                                          (417)                 --                  --
  (Increase) Decrease in Accrued Interest Receivables                                (1,288)                277                 468
  Decrease in Prepaid Expenses                                                            1                  --                  --
  Decrease in Legal and Professional Fees Payable                                       (55)                (39)               (192)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                    13                 (26)                (11)
  Increase (Decrease) in Independent General Partners' Fees Payable                       6                 (18)                (17)
  Net Realized Gains (Loss) on Sales of Investments                                  (9,869)                 74               4,756
                                                                               ------------        ------------        ------------
Total Adjustments                                                                    18,380              10,412              29,346
                                                                               ------------        ------------        ------------
Net Cash Provided by Operating Activities                                      $     20,302        $     14,687        $     34,863
                                                                               ============        ============        ============



                         See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          (DOLLARS IN THOUSANDS)


For the Years Ended December 31, 1998, 1997, and 1996             Individual         Managing
                                                                     General          General          Limited
                                                                     Partner         Partners         Partners            Total
                                                               -------------    -------------    -------------    -------------

  Partners' Capital at January 1, 1996                         $          28    $       4,897    $      83,551    $      88,476
  Allocation of Net Investment Income                                      2            2,007            3,508            5,517
  Allocation of Net Realized Gain on Investments                           1              852            3,903            4,756
  Allocation of Net Change in Unrealized
    Depreciation From Investments                                         (4)             (41)         (14,724)         (14,769)
  Cash Distributions to Partners                                          (9)          (5,149)         (29,565)         (34,723)
                                                               -------------    -------------    -------------    -------------
Partners' Capital at December 31, 1996                         $          18    $       2,566    $      46,673    $      49,257
                                                               =============    =============    =============    =============

  Partners' Capital at January 1, 1997                         $          18    $       2,566    $      46,673    $      49,257
  Allocation of Net Investment Income                                      1              184            4,090            4,275
  Allocation of Net Realized Gain on Investments                        --               --                 74               74
  Allocation of Net Change in Unrealized
    Depreciation From Investments                                         (2)             (17)          (6,266)          (6,285)
  Cash Distributions to Partners                                          (3)          (2,531)         (11,709)         (14,243)
                                                               -------------    -------------    -------------    -------------
Partners' Capital at December 31, 1997                         $          14    $         202    $      32,862    $      33,078
                                                               =============    =============    =============    =============

  Partners' Capital at January 1, 1998                         $          14    $         202    $      32,862    $      33,078
  Allocation of Net Investment Income                                      1              309            1,612            1,922
  Allocation of Net Realized Gain (Loss) on Investments                   (3)           1,396          (11,262)          (9,869)
  Allocation of Net Change in Unrealized
    Depreciation From Investments                                          4               39           17,396           17,439
  Cash Distributions to Partners                                          (5)          (1,378)         (19,494)         (20,877)
                                                               -------------    -------------    -------------    -------------
Partners' Capital at December 31, 1998                         $          11    $         568    $      21,114    $      21,693
                                                               =============    =============    =============    =============


               See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                               DECEMBER 31, 1998
                                             (DOLLARS IN THOUSANDS)


                                                                                                                Fair        % Of
 Principal                                                                             Investment Investment    Value       Total
Amount/Shares     Investment                                                              Date      Cost(g)    (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES


                  BIG V SUPERMARKETS, INC. (a)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)         12/27/90    $ 6,963  $   6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (f)                                       ------------------------------
                                                                                                      9,156      9,156       45.85

7,032 Warrants    COLE NATIONAL CORPORATION
                  Cole national Corporation, Common Stock Purchase Warrants (c)          9/26/90          -         -
                   (0.0% of fully diluted common equity assuming exercise of warrants)
                       $744 13% Sr. Secured Bridge Note
                       Purchased 09/25/90........................               $744
                       Repaid 11/15/90...........................               $744
                       Realized Gain.............................                 $0
                                                                                                     -----------------------------
                                                                                                          -         -         0.00
                                                                                                     -----------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                               9,156     9,156        45.85
                                                                                                     -----------------------------
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94        443       257
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62         -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(c)                06/08/94          9         9
                                                                                                     -----------------------------
                                                                                                        514       266         1.33
                                                                                                     -----------------------------
                  FITZ AND FLOYD - Note 5
$1,580            Fitz and Floyd, 12% Sub. Nt. due 4/15/04(b)                           04/11/97      1,580     1,580
5,530 Shares      Fitz and Floyd, Series A Preferred Stock(c)                           04/11/97      8,248     1,976
                      1,661,663 Shares Common Stock
                      Purchased Various                     $   13
                      Surrendered May 1996                  $    0
                      Realized loss                         $  (13)
                      $6,719 Sr. Sub. Note
                      $1,581 Sr. Sub. Note
                      Purchased Various                     $8,248
                      Exchanged 4/11/97
                      6,530 Series A Preferred Stock and
                      33,575 Shares common Stock            $8,248
                      Realized Gain                         $    0
                      Total Realized Loss                   $  (13)                                 -----------------------------
                                                                                                      9,828      3,556      17.81
                                                                                                    -----------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (c)(e)                   08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(c)                 08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                               -----------------------------
                                                                                                        987          -       0.00
                                                                                                    -----------------------------

                  SORETOX - Notes 5,6,13
$3,997            Stablex Canada, Inc., Sr. Sub. Nt. 10% due 06/30/07(b)(d)(e)          06/29/95      3,997      2,955
$3,568            Stablex Canada, Inc., Jr. Sub. Nt. 11% due 06/30/09(b)(d)(e)          06/29/95      3,568          -
2,286 Warrants    Seaway TLC, Inc. Common Stock Purchase Warrants(c)                    06/29/95          -          -
                                                                                                    -----------------------------
                                                                                                      7,565      2,955      14.80
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                         18,894      6,777      33.94
                                                                                                    -----------------------------

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                    DECEMBER 31, 1998
                                                  (DOLLARS IN THOUSANDS)



                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(g)  (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $16,551   $ 11,755      58.86
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various     11,499      4,178      20.92
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                        28,050     15,933      79.78
                                                                                                    -----------------------------

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 4,040           Ford Motor Credit 5.53% due 1/04/99                                   12/18/98      4,029      4,038
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                                4,029      4,038      20.22
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                         4,029      4,038      20.22
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $32,079   $ 19,971     100.00%
                                                                                                    =============================


(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Inclusive of receipt of payment-in-kind securities.
(e)  Non-accrual investment status.
(f)  Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(g)  Represents original cost and excludes accretion of discount of $22 for Mezzanine
     Investments and $9 for Temporary Investments

See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

Valuation of Investments

     Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of the Retirement Fund. For privately issued securities in which the Retirement Fund typically invests, the fair value of an investment is generally its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments generally will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction. Future confirming events will also affect the estimates of fair value and the effect of such events on the estimates of fair value could be material.

      Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and because investments of companies whose equity is publicly traded are valued at the last price at December 31, 1998, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1998 the Retirement Fund has in its portfolio of investments $504,150 of payment-in-kind notes which excludes $2.0 million of payment-in-kind notes received from notes placed on non-accrual status.

Investment Transactions

     The Retirement Fund records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefore. The Retirement Fund records Temporary Investment transactions on the trade date.

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

4.      Investment Transactions

     On January 6, 1998 the Retirement Fund sold its remaining holdings of common stock in Stanley. The common stock was sold pursuant to a Form S-3
Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Retirement Fund sold its remaining 2,773 shares of common stock and received net proceeds of $74,844 or $27 per share. The Retirement Fund recognized a gain of approximately $40,000 from this sale.

     On March 19, 1998 the Retirement Fund and affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor Advanced Products. Pursuant to this transaction the Retirement Fund sold 219,323 shares of Anchor Common Stock for approximately $877,292 ($4.00 per share) and recognized a gain of $132,013.

     On April 2, 1998, Sunbeam Corporation acquired all of the outstanding shares of First Alert for $175 million or $5.25 per share and assumed all of First Alert's debt. Pursuant to this transaction the Retirement Fund tendered all of its shares of First Alert and received proceeds of $11.98 million and recognized a gain of approximately $8.3 million. Net Distributable Proceeds of $62.42 per unit were distributed to Limited Partners of record as of the date of the closing of this transaction, April 2, 1998.

     On May 27, 1998, Playtex Products Inc., ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.3 million shares were offered by affiliates of the Thomas H. Lee Company, including the Retirement Fund. As part of the Playtex Offering, the Retirement Fund sold its remaining investment in Playtex, consisting of approximately 183,560 shares of Common Stock. The Retirement Fund received proceeds of $2.4 million and recognized a loss on the sale of approximately $404,000. Net Distributable Proceeds were distributed to Limited Partners of record as of May 27, 1998.

     On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by Merger ("Merger"). Pursuant to the Merger, the Retirement Fund received proceeds of $4.5 million (which includes $360,714 of deferred interest) for its entire interest in Cinnabon. Net Distributable Proceeds from the Merger of $23.45 per Unit were distributed on November 16, 1998, to Limited Partners of record as of October 16, 1998, the closing date of this transaction. The Retirement Fund recognized a gain of $217,800 from the Merger.

     On November 13, 1998, Ames Department Stores, Inc. ("Ames") and Hills jointly announced the signing of a definitive agreement in which Ames would acquire Hills. On November 18, 1998 Ames commenced a tender offer for all the outstanding shares of Common Stock and Series A Convertible Preferred Stock of Hills, at a price of $1.50 per share. Pursuant to the offer, the deferred contingent right is not transferrable. On December 16, 1998, the Retirement Fund tendered all 278,245 of its shares and received proceeds of $417,368 on December 31, 1998 the date of completion of the tender offer. The Retirement Fund recognized a loss of approximately $18.2 million.

     On December 31, 1998, the Fund received approximately $1.2 million from Stablex Canada Inc., $134,200 of which represented fourth quarter 1998 interest and $1,065,800 represented prior period unpaid interest. The Retirement Fund is currently not accruing interest on this investment and wrote down the investment in the Stablex Jr. Subordinated Note to zero during the year ended December 31, 1997. The Retirement Fund's valuation reflects total unrealized depreciation of approximately $4.6 million through December 31, 1998.

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

5.   Unrealized Appreciation and Depreciation of Investments

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

     -  Florida Orthopedics January 1, 1995.
     -  Stablex Canada, Inc. June 29, 1995.

7.   Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the years ended December 31, 1998, 1997 and 1996, the Retirement Fund paid $549,968, $621,386, and $807,939, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive from the Funds an Administration Fee and reimbursement for certain expenses incurred by the Fund Administrator on behalf of the Funds. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation and custodian fees. For the years ended December 31, 1998, 1997 and 1996, the Retirement Fund incurred $335,556, $113,219, and
$110,370, respectively, in reimbursable expenses.

     Beginning in November of 1997, the Fund Administration Fee changed to an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses incurred by the Funds. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the years ended December 31, 1998, 1997 and 1996, the Retirement Fund paid $178,000, $458,168, and $544,478, respectively, in Fund Administration Fees.

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

9.   Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the years ended December 31, 1998, 1997 and 1996, the Retirement Fund incurred $73,433, $89,810, and $179,150, respectively, in Independent General Partners' Fees and Expenses.

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

     During 1998, the Retirement Fund paid the Individual General Partner distributions totaling $5,357 and Managing General Partner distributions totaling $1,378,238 (which includes $1,324,671 of MGP Distributions). As of December 31, 1998, the Managing General Partner has earned a total of $30.6 million in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution",) at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

     As a result of the settlement of three class action lawsuits (see Note 11 - Litigation), Thomas H. Lee purchased 6,975 units of the Retirement Fund from certain limited partners.

     An officer of the Investment Advisor also serves as a Director/Trustee of a managed company.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, dismissed with prejudice all claims against the Funds, the Funds' Investment Adviser and certain of its affiliates, the Funds' Managing General Partner and certain of its affiliates, the Funds' counsel and the Funds'
Independent General Partners. Defendants, other than the Funds, have agreed to provide cash of $16 million and certain other considerations to members of the class to settle the claims asserted in these actions. In addition, Thomas H. Lee, a General Partner of the Funds, and certain affiliates have purchased from certain limited partners approximately $1.5 million of the Funds' limited partnership units pursuant to a liquidity option offered to eligible class members. The settlement became effective on August 24, 1998. Defendants continue to deny all liability in this action.

     The Funds have reimbursed legal expenses incurred by certain defendants and have included such expenses in Legal and Professional Fees in the Financial Statements.

12.  Income Taxes (Statement of Financial Accounting Standards  No. 109)

     No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1998, the tax basis of the Retirement Fund's assets are greater than the amounts reported in the financial statements by $12.2 million. This difference is primarily attributable to net unrealized depreciation and appreciation on investments which has not been recognized for tax purposes.

13.     Subsequent Events

     On February 4, 1999, the Individual General Partners approved the fourth quarter 1998 cash distribution which represents net investment income of $1,266,881 from Mezzanine Investments and Net Distributable Capital proceeds from the sale of Hills of $417,368 (which is all a return of capital). The total amount distributed to Limited Partners was $1,237,280 or $6.97 per Unit, which was paid on February 6, 1999. The Managing General Partner received a total of $3,489 with respect to its interest in the Retirement Fund and $443,131 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $349 with respect to his interest in the Retirement Fund.

     On March 12, 1999, the Retirement Fund and Fund II (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to purchase, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $6,394,000 was allocated to the Retirement Fund. The Retirement Fund will recognize a loss of approximately $1.2 million from this transaction. The distribution of any Capital Proceeds relating to this transaction will be made in connection with the first quarter cash distribution to Limited Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by the Retirement Fund pursuant to the Agreement will be payable to Limited Partners of record as of the date of such receipt.


                                                         SCHEDULE 1
                                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                             FOR THE YEAR ENDED DECEMBER 31, 1998
                                                   (DOLLARS IN THOUSANDS)

                                                          Principal Amount/   Investment         Net           Realized
Security                                                  Number of Shares      Cost           Proceeds       Gain (Loss)
                                                          ---------------  -------------    -------------   -------------
Anchor Advanced Products, Inc.             Common Stock          219,323   $         745    $         877   $         132
Stanley Furniture Company Inc.             Common Stock            2,773              35               75              40
First Alert, Inc.                          Common Stock        2,281,524           3,680           11,978           8,298
Playtex Products, Inc.                     Common Stock          183,560           2,830            2,426            (404)
Cinnabon International, Inc.               Note            $       3,956           3,956            4,174             218
Hills Stores Company                       Common Stock          278,245          18,571              418         (18,153)
                                                          ---------------  -------------    -------------   -------------
Total Net Realized Gains
  at December 31, 1998                                                     $      29,817    $      19,948   $      (9,869)
                                                                           =============    =============   =============



                                                 SCHEDULE 2
                       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                 ML-LEE ACQUISITION (RETIREMENT ACCOUNTS) II, L.P.
                                       FOR THE PERIOD ENDED DECEMBER 31, 1998
                                             (DOLLARS IN THOUSANDS)
                                                              Total
                                                            Unrealized
                                                           Appreciation/          Unrealized Appreciation (Depreciation) for
                                                          (Depreciation)
                                      Investment    Fair  at December 31,                                                     1993
Security                                    Cost   Value       1998        1998    1997       1996       1995       1994     & Prior
--------------------------------------  --------  ------   ------------  ------  ------   --------    -------     ------    --------
Non Public Securities:
Fitz and Floyd
  Preferred Stock                          8,248   1,976     (6,271)       --        41     (4,324)    (1,975)       (13)        --
Biolease
  Common Stock*                               62      --        (62)       --       (62)        --         --         --         --
  Subordinated Notes*(a)                     443     257       (207)       --      (207)        --         --         --         --
FLA. Orthopedics, Inc.
  Preferred  Stock*                          987      --       (987)       --        --         --         --       (987)        --
  Subordinated Note                           --      --         --        --        --      3,158     (3,158)        --         --
Soretox
  Subordinated Notes*                      7,565   2,955     (4,610)       --    (2,782)        --         --     (1,828)        --
                                           -----   -----    -------    ------    ------     ------     ------     ------    -------
Total Unrealized Depreciation
  from Non Public Securities                                (12,137)       --    (3,010)    (1,166)    (5,133)    (2,828)        --
                                                            -------    ------    ------     ------     ------     ------    -------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold
  in 1998
First Alert, Inc.
  Common Stock                                                   --    (1,170)   (2,851)   (11,977)   (13,689)    29,687         --
Playtex Products, Inc.
  Common Stock                                                   --       948       414         91         69     (1,347)      (175)
Stanley
  Common Stock                                                   --       (41)      (38)       164        (37)       (63)        15
Hills Stores Company
  Common Stock                                                   --    17,702      (800)    (1,079)    (3,055)       101    (12,869)
                                                           --------    ------    ------    -------    -------     ------    -------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold in 1998                    --    17,439    (3,275)   (12,801)   (16,712)    28,378    (13,029)
                                                           --------    ------    ------    -------    -------     ------    -------
Reversal of Unrealized Appreciation
  (Depreciation) from Investments Sold prior to 1998             --        --        --       (802)    (6,550)  (139,900)   147,252
                                                           --------    ------    ------    -------    -------     ------    -------
Total Unrealized Appreciation
  (Depreciation) from Investments Sold                           --    17,439    (3,275)   (13,603)   (23,262)  (111,522)   134,223
                                                            -------    ------    ------     ------    -------    -------    -------
Net Unrealized Appreciation (Depreciation)                 $(12,137) $ 17,439   $(6,285) $ (14,769)  $(28,395) $(114,350)  $134,223
                                                            =======    ======    ======     ======    =======   ========    =======



 *  Restricted Security.
(a) Investment cost excludes accretion of discount of $22.

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

     Mr. Alden, age 76, Individual General Partner of the Retirement Fund, ML-Lee Acquisition Fund, L.P. ("Lee I") and Fund II; and together with the Fund II, the "New Funds"; and together with Lee I, the "Funds"). Director of Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, age 60, Individual General Partner of the Funds. Donald Kirk David Professor of Business Administration. Harvard University Graduate School of Business Administration. Faculty member since 1963. Director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta
International Hotels Corporation and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music.

     Mr. Feldberg, age 74, Individual General Partner of the Funds. Past Director of the TJX Companies, Inc. and Waban Inc., Trustee-Emeritus of Brandeis University, Honorary Trustee of Beth Israel Deaconess Medical Center.

     Mr. Lee, age 54, Individual General Partner of the Funds. Chairman of the Investment Adviser of the Funds since 1987; Chairman of the Administrative General Partner of the Investment Adviser to the new Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996. Founder of the Thomas H. Lee Company (the "Lee Company") and its President since 1974. Director of Finlay Enterprises Inc., First Security Services Corporation, Livent, Inc., Miller Import Corporation, Safelite Glass Corporation, Sondik Supply Corporation and Vail Resorts, Inc. Trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Boston's Beth Israel Hospital (Treasurer), NYU Medical Center and the Whitney Museum of American Art. Overseer of Boston Symphony Orchestra and New England Conservatory of Music, Member of the Dean's Council, Faculty of Arts and Sciences and an Executive Committee Member of the Committee on University and an Executive Committee Member of the Committee on University Resources at Harvard University; Member of the Corporation of Belmont Hill School.

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


     Mr. Shepherd, age 69, is a Managing Director of the Thomas H. Lee Company since 1986. Mr. Shepherd is currently a director of General Nutrition Companies, Inc. and Rayovac Corporation. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II.

     Mr. Harkins, age 57, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisors I. He also is a director of National Dentex Corporation, Cott Corporation, First Security Services Inc., Fisher Scientific International, Inc., Freedom Securities Corporation, Metris Companies, Inc. (pending), Stanley Furniture Company and Syratech Corporation.

     Mr. Boll, age 43, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company. Mr. Boll is a Director of Big V Supermarkets Inc., Cott Corporation, Freedom Securities Corporation, Metris Companies, Inc. (pending), New York Restaurant Group, Transwestern Publishing, L.P. and United Industries Corporation.

     Mr. Schoen, age 40, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a Director of Rayovac Corporation, ARC Holdings, LLC, Syratech Corporation, Transwestern Publishing L.P. and United Industries Corporation.

     Ms. Masler, age 45, has been Treasurer of the Lee Company since 1984. Ms. Masler is also Treasurer and Clerk of Advisors I.

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

                                    Title

         Kevin K. Albert            Chairman and President

         James V. Caruso            Executive Vice President, Director

         Rosalie Y. Goldberg        Vice President, Director

         Robert J. Remick           Vice President, Treasurer

         Sharon McKenzie            Vice President, Assistant Treasurer


     Kevin K. Albert, 46, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr.
Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of ML Mezzanine II Inc. and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity") an affiliate of ML Mezzanine II and a joint Venturer of Media Opportunity Management Partners, the general partner of ML Opportunity, Media Partners, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of ML Mezzanine II and sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of ML Mezzanine II Inc. and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of ML Mezzanine II Inc. and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 47, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso manages the Investment Banking Group Corporate Accounting, Master Lease and off Balance Sheet accounting functions as well as the Controller's area of the Partnership Analysis and Finance Group. Mr. Caruso is also a director of ML Opportunity, ML Venture, ML R&D, ML Mezzanine, ML Mezzanine II and MLH Property Managers Inc., an affiliate of MLOM and the general partner of MLH Income Realty Partnership VI.

     Rosalie Y. Goldberg, 61 a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group, joined Merrill Lynch in 1975. Ms. Goldberg is also a Director of ML Mezzanine, ML Mezzanine II, and ML Media.

    Robert  J.  Remick,  age 28,  serves  as  Assistant  Vice  President  in ML
Investment Banking of ML & Co. and joined the firm in 1994. He serves as Vice President and Treasurer of and ML Mezzanine II. Mr. Remick manages certain accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Treasurer of ML Mezzanine II.

     Sharon McKenzie, age 40, joined ML Investment Banking in 1996 and serves as Vice President, Assistant Treasurer and controller to the Funds. Ms. McKenzie is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Assistant Treasurer of ML Mezzanine II.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. The Retirement Fund paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $67,600, collectively for their services as Independent General Partners in 1998.

     The information with respect to the allocation and distribution of the Retirement Fund's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $1,784,035 with respect to 1998, including incentive distributions of $1,727,494 that it distributed, $1,641,119 to the Investment Adviser and $86,374 to ML Mezzanine II Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, the Retirement Fund paid the Investment Adviser $549,968 with respect to 1998.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, the Retirement Fund paid the Fund Administrator a total of $500,210 in 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of January 1, 1999, the Common Fund, which owns 21,448 Units of the outstanding Units of limited partnership interest, or 12.08% of the Retirement Fund, is the only entity known to the management of the Retirement Fund which may be deemed to be a beneficial owner of more than five percent of the outstanding units of the Retirement Fund. The Common Fund is located at 363 Reef Road, P.O. Box 940, Fairfield, CT 06430. Mr. Bower owns 11 units of the Retirement Fund. The General Partner and certain Officers of the Investment Adviser own 8,526 Units of the Retirement Fund. See Item 3 Legal Proceedings for more information.

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

     Thomas H. Lee  Company,  a sole  proprietorship  owned by Thomas H. Lee, an
Individual General Partner of the Retirement Fund and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. The Funds have one Managed Company in their portfolios at December 31, 1998, which paid management fees to Thomas H. Lee Company of $150,000 for the fiscal year ended December 31, 1998.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and pension plan services and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1998 for providing such services to Managed Companies in which the Funds have a material interest was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

     During  1998,   the   Retirement   Fund  paid  Managing   General   Partner
distributions totaling $1,378,237 (which included $1,324,671 of MGP Distributions and $53,566 with respect to its interest in the Retirement Fund). Of this MGP Distribution amount, 95% or $1,258,437 was paid to the Investment Adviser and the remaining 5% totalling $66,234 was paid to ML Mezzanine II Inc. The Managing General Partner has earned $30.7 million in MGP Distributions, none of which was deferred in payment at December 31, 1998, as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

Stanley Furniture Company

     On January 6, 1998 the Retirement Fund sold its remaining holdings of common stock in Stanley. The common stock was sold pursuant to a Form S-3
Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Retirement Fund sold its remaining 2,773 shares of common stock and received net proceeds of $74,844 or $27 per share. The Retirement Fund recognized a gain of approximately $40,000 from this sale.

First Alert

     On April 2, 1998, Sunbeam Corporation acquired all of the outstanding shares of First Alert for $175 million or $5.25 per share and assumed all of First Alert's debt. Pursuant to this transaction the Retirement Fund tendered all of its shares of First Alert and received proceeds of $11.8 million and recognized a gain of approximately $8.3 million. Net Distributable Proceeds of $62.42 per unit were distributed to Limited Partners of record as of the date of the closing of this transaction, April 2, 1998.

     David Harkins, Scott A. Schoen, and Anthony J. DiNovi, officers of the Investment Advisor to the Funds, served as directors of First Alert.

Anchor Advanced Products

     On March 19, 1998 the Retirement Fund and affiliates of the Thomas H. Lee Company sold their remaining holdings in Anchor Advanced Products. Pursuant to this transaction the Retirement Fund sold 219,323 shares of Anchor Common Stock for approximately $877,292 ($4.00 per share) and recognized a gain of $132,013.

Playtex Products Inc.

     On May 27, 1998, Playtex Products Inc., ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.3 million shares were offered by affiliates of the Thomas H. Lee Company, including the Retirement Fund. As part of the Playtex Offering, the Retirement Fund sold its remaining investment in Playtex, consisting of approximately 183,560 shares of Common Stock. The Retirement Fund received proceeds of $2.4 million and recognized a loss on the sale of approximately $404,000. Net Distributable Proceeds were distributed to Limited Partners of record as of May 27, 1998.

     Thomas H. Lee, who is an Individual General Partner of the Funds and an officer of the Investment Advisor, served as a director of Playtex.

Cinnabon International, Inc.

     On October 16, 1998, Cinnabon International, Inc. ("Cinnabon") completed a Plan of Merger with AFC Enterprises, Inc. ("AFC") whereby AFC acquired Cinnabon by Merger ("Merger"). Pursuant to the Merger, the Retirement Fund received proceeds of $4.5 million (which includes $360,714 of deferred interest) for its entire interest in Cinnabon. Net Distributable Proceeds from the Merger of $23.45 per Unit were distributed on November 16, 1998, to Limited Partners of record as of October 16, 1998, the closing date of this transaction. The Retirement Fund recognized a gain of $217,800 from the Merger.

Hills Stores Company

     On November 13, 1998, Ames Department Stores, Inc. ("Ames") and Hills jointly announced the signing of a definitive agreement in which Ames would acquire Hills. On November 18, 1998 Ames commenced a tender offer for all the outstanding shares of Common Stock and Series A Convertible Preferred Stock of Hills, at a price of $1.50 per share. Pursuant to the offer, the deferred contingent right is not transferrable. On December 16, 1998, the Retirement Fund tendered all 278,245 of its shares and received proceeds of $417,368 on December 31, 1998 the date of completion of the tender offer. The Retirement Fund recognized a loss of approximately $18.2 million.

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

27       Financial Data Schedule for the      Filed Herewith.
         year ended December 31, 1998

28       Pages 21-91 of the Prospectus        Incorporated by reference
         dated September 6,1989, filed        to Exhibit 28 to
         pursuant to  Rule 497(b) under the   registrant's Annual Report
         Securities Act of 1933.              of Form 10-K for the year
                                              ended December 31, 1991.

         (b) Forms 8-K
             None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31th day of March, 1999.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                                   /s/ Kevin K. Albert
Dated:  March 31, 1999             Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31th day of March, 1999.


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

/s/ Vernon R. Alden          Individual General Partner
Vernon R. Alden              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/  Joseph L. Bower         Individual General Partner
Joseph L. Bower              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Stanley H. Feldberg      Individual General Partner
Stanley H. Feldberg          ML-Lee Acquisition Fund
                               (Retirement Accounts) II, L.P.

/s/ Thomas H. Lee            Individual General Partner
Thomas H. Lee                ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Robert J. Remick         ML Mezzanine II Inc.
Robert J. Remick             Vice President and Treasurer
                             (Principal Financial Officer of Registrant)

/s/ Sharon McKenzie          ML Mezzanine II Inc.
Sharon McKenzie              Vice President and Assistant Treasurer
                             (Principal Accounting Officer of Registrant)