Form 10-Q
period 1999-03-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1999-05-14
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the three months ended March 31, 1999

                         Commission File Number 0-17382

             ML-LEE ACQUISITION FUND(RETIREMENT ACCOUNTS) II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                04-3028397
  (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

                             World Financial Center
                            South Tower - 14th Floor
                          New York, New York 10080-6114
             (Address of principal executive offices and zip code)


       Registrant's telephone number, including area code: (212) 236-6562


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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of March 31, 1999 and 1998

Statements of Operations - For the Three Months
  Ended March 31, 1999 and 1998

Statements of Changes in Net Assets - For the Three
  Months Ended March 31, 1999 and 1998

Statements of Cash Flows - For the Three Months
  Ended March 31, 1999 and 1998

Statement of Changes in Partners' Capital at
  March 31, 1999

Schedule of Portfolio Investments - March 31, 1999

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Part II. Other Information

                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               Statements of Assets, Liabilities and Partners' Capital
                                               (Dollars in Thousands)

                                                                                (Unaudited)
                                                                               March 31, 1999     December 31, 1998
                                                                              ---------------     -------------

Assets:
Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $9,156
      at March 31, 1999 and at December 31, 1998)                               $       9,156       $       9,156
    Non-Managed Companies (amortized cost $11,329
      at March 31, 1999 and $18,894 at December 31, 1998)                               3,822               6,777
    Temporary Investments, at amortized cost (cost $10,494
      at March 31, 1999 and $4,029 at December 31, 1998)                               10,520               4,038
Cash                                                                                       13                  11
Receivable for Investment Sold                                                             --                 417
Accrued Interest and Other Receivables - Note 2                                           188               1,396
Prepaid Expenses                                                                            2                   3
                                                                                -------------       -------------
Total Assets                                                                    $      23,701       $      21,798
                                                                                =============       =============

Liabilities and Partners' Capital:
Liabilities
    Legal and Professional Fees Payable                                         $          23       $          25
    Reimbursable Administrative Expenses Payable - Note 8                                  78                  22
    Independent General Partners' Fees Payable - Note 9                                     6                  15
    Deferred Interest Income - Note 2                                                      38                  43
                                                                                -------------       -------------
Total Liabilities                                                                         145                 105
                                                                                -------------       -------------

Partners' Capital - Note 2
    Individual General Partner                                                             12                  11
    Managing General Partner                                                              156                 568
    Limited Partners (177,515 Units)                                                   23,388              21,114
                                                                                -------------       -------------
Total Partners' Capital                                                                23,556              21,693
                                                                                -------------       -------------
Total Liabilities and Partners' Capital                                         $      23,701       $      21,798
                                                                                =============       =============

See the Accompanying Notes to Financial Statements.

                                           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                          Statements of Operations
                                                           (Dollars in Thousands)
                                                                 (Unaudited)


                                                                           For the Three Months Ended
                                                                         March 31, 1999   March 31, 1998
                                                                         -------------    -------------
Investment Income - Notes 2,4,6:
  Interest                                                               $         311    $         426
  Discount, Dividends & Other Income                                                73               59
                                                                         -------------    -------------
    Total Income                                                                   384              485
                                                                         -------------    -------------
Expenses:
  Investment Advisory Fee - Note 7                                                 134              146
  Fund Administration Fee - Note 8                                                  45               45
  Reimbursable Administrative Expenses-Note 8                                       77              116
  Legal and Professional Fees                                                     --                 17
  Independent General Partners' Fees and Expenses - Note 9                          20               30
  Insurance Expense                                                                  1                1
                                                                         -------------    -------------
    Total Expenses                                                                 277              355
                                                                         -------------    -------------
Net Investment Income                                                              107              130
Net Realized Gain on Investments - Note 4 and Schedule 1                        (1,170)             172
Net Change in Unrealized Depreciation
  from Investments Note 5 and Schedule 2:
   Publicly Traded Securities                                                     --              8,225
   Nonpublic Securities                                                          4,610             --
                                                                         -------------    -------------
   Subtotal                                                                      4,610            8,225
                                                                         -------------    -------------
Net Increase in Net Assets
  Resulting From Operations                                                      3,547            8,527
Less:  Earned MGP Distributions to Managing General Partner                        (28)             (49)
                                                                         -------------    -------------
Net Increase Available For Pro-Rata
  Distribution To All Partners                                           $       3,519    $       8,478
                                                                         =============    =============



See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                       Statements of Changes in Net Assets
                                   (Unaudited)
                             (Dollars in Thousands)


                                                                           For the Three Months Ended
                                                                        March 31, 1999    March 31, 1998
                                                                         -------------    -------------

From Operations:
  Net Investment Income                                                  $         107    $         130
  Net Realized Gain (Loss) on Investments                                       (1,170)             172
  Net Change in Unrealized Depreciation from Investments                         4,610            8,225
                                                                         -------------    -------------
  Net Increase in Net Assets Resulting from Operations                           3,547            8,527
  Cash Distributions to Partners                                                (1,684)            (646)
                                                                         -------------    -------------
  Total Increase                                                                 1,863            7,881
Net Assets:
Beginning of Year                                                               21,693           33,078
                                                                         -------------    -------------
  End of Period                                                          $      23,556    $      40,959
                                                                         =============    =============



See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                For the Three Months Ended
                                                                              March 31, 1999   March 31, 1998
                                                                              -------------    -------------
Increase (Decrease) in Cash and Cash Equivalents

Cash Flows from Operating Activities:
  Interest, Dividends, Discount and Other Income                              $       1,570    $         325
  Fund Administration Fee                                                               (45)             (45)
  Investment Advisory Fee                                                              (134)            (146)
  Independent General Partners' Fees and Expenses                                       (29)             (17)
  (Purchase) Sale of Temporary Investments, Net                                      (6,464)            (923)
  Proceeds from Sales of Portfolio Company Investments                                6,812              952
  Reimbursable Administrative Expense                                                   (22)              (9)
  Legal and Professional Fees                                                            (2)             (72)
                                                                              -------------    -------------
Net Cash Provided By Operating Activities                                             1,686               65
                                                                              -------------    -------------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                     (1,684)            (222)
                                                                              -------------    -------------
Net Cash Applied to Financing Activities                                             (1,684)            (222)
                                                                              -------------    -------------
  Net Increase (Decrease) in Cash                                                         2             (157)
  Cash at Beginning of Period                                                            11              161
                                                                              -------------    -------------
Cash at End of Period                                                         $          13    $           4
                                                                              -------------    -------------

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities
  Net Investment Income                                                       $         107    $         130
                                                                              -------------    -------------
Adjustments to Reconcile Net Investment Income (Loss)
  to Net Cash Provided by Operating Activities
  (Increase) Decrease in Investments                                                  1,935             (143)
   Increase in Receivable for Investment Sold                                          (417)            --
  (Increase) Decrease in Accrued Interest Receivables                                 1,186             (160)
   Decrease in Prepaid Expenses                                                           1                1
  (Decrease) in Legal and Professional Fees Payable                                      (2)             (55)
   Increase in Reimbursable Administrative Expenses Payable                              56              107
   Increase (Decrease) in Independent General Partners' Fees Payable                    (10)              13
  Net Realized Gains (Losses) on Sales of Investments                                (1,170)             172
                                                                              -------------    -------------
Total Adjustments                                                                     1,579              (65)
                                                                              -------------    -------------
Net Cash Provided by Operating Activities                                     $       1,686    $          65
                                                                              =============    =============

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                   Statements of Changes in Partners' Capital
                                   (Unaudited)
                             (Dollars in Thousands)
                                                                 Individual         Managing
                                                                    General          General           Limited
                                                                    Partner          Partner          Partners              Total
                                                               ------------       ----------         ---------          ----------
For the Three Months Ended March 31, 1999
  Partners' Capital at January 1, 1999                         $         11       $      568         $  21,114          $  33,078
  Allocation of Net Investment Income                                     -               23                84                107
  Allocation of Net Realized Gain on Investments                          -                2            (1,172)            (1,170)
  Allocation of Net Change in Unrealized
  Depreciation From Investments                                           1               10             4,599              4,610
  Cash Distributions to Partners                                          -             (447)           (1,237)            (1,684)
                                                               ------------       ----------         ---------          ---------
Partners' Capital at March 31, 1999                            $         12       $      156         $  23,388          $  34,941
                                                               ============       ==========         =========          =========

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 March 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)

                                                                                                                Fair        % Of
 Principal                                                                             Investment Investment    Value       Total
Amount/Shares     Investment                                                              Date      Cost(g)    (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES


                  BIG V SUPERMARKETS, INC. (a)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)         12/27/90    $ 6,963  $   6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (f)                                       ------------------------------
                                                                                                      9,156      9,156       38.97
                                                                                                    ------------------------------
7,032 Warrants    COLE NATIONAL CORPORATION
                  Cole national Corporation, Common Stock Purchase Warrants (c)          9/26/90          -         -
                   (0.0% of fully diluted common equity assuming exercise of warrants)
                       $744 13% Sr. Secured Bridge Note
                       Purchased 09/25/90........................               $744
                       Repaid 11/15/90...........................               $744
                       Realized Gain.............................                 $0
                                                                                                     -----------------------------
                                                                                                          -         -         0.00
                                                                                                     -----------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                               9,156     9,156        38.97
                                                                                                     -----------------------------
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94        443       257
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62         -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(c)                06/08/94          9         9
                                                                                                     -----------------------------
                                                                                                        514       266         1.13
                                                                                                     -----------------------------
                  FITZ AND FLOYD - Note 5
$1,580            Fitz and Floyd, 12% Sub. Nt. due 4/15/04(b)                           04/11/97      1,580     1,580
5,530 Shares      Fitz and Floyd, Series A Preferred Stock(c)                           04/11/97      8,248     1,976
                      1,661,663 Shares Common Stock
                      Purchased Various                     $   13
                      Surrendered May 1996                  $    0
                      Realized loss                         $  (13)
                      $6,719 Sr. Sub. Note
                      $1,581 Sr. Sub. Note
                      Purchased Various                     $8,248
                      Exchanged 4/11/97
                      6,530 Series A Preferred Stock and
                      33,575 Shares common Stock            $8,248
                      Realized Gain                         $    0
                      Total Realized Loss                   $  (13)                                 -----------------------------
                                                                                                      9,828      3,556      15.13
                                                                                                    -----------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (c)(e)                   08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(c)                 08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                                ------------------------------
                                                                                                        987          -       0.00
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                         11,329      3,822      16.26
                                                                                                    -----------------------------

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                 March 31, 1999
                             (DOLLARS IN THOUSANDS)
                                   (Unaudited)


                                                                                                                  Fair         % Of
  Principal                                                                            Investment Investment     Value        Total
 Amount/Shares    Investment                                                                 Date     Cost(g)  (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $ 8,986   $  8,800      37.45
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various     11,499      4,178      17.78
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                        20,485     15,933      55.23
                                                                                                    -----------------------------

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 4,100           Ford Motor Credit, 4.78% due 4/1/99                                    3/10/99      4,088      4,100
$ 6,420           Prudential Funding, 4.75% due 4/1/99                                   3/15/99      6,406      6,420
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                               10,494     10,520      44.77
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                        10,494     10,520      44.77
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $30,979   $ 23,498     100.00%
                                                                                                    =============================


(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Inclusive of receipt of payment-in-kind securities.
(e)  Non-accrual investment status.
(f)  Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(g)  Represents original cost and excludes accretion of discount of $22 for Mezzanine
     Investments and $26 for Temporary Investments

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 1999
                                  (Unaudited)

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1999 the Retirement Fund had in its portfolio of investments no payment-in-kind notes. As of March 31, 1998,, the Retirement Fund had in its portfolio of investments $504,150 of payment-in-kind notes which excluded $2.5 million of payment-in-kind notes received from notes placed on non-accrual status.

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

Interim Financial Statements

     The financial information included in this interim report as of March 31, 1999 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1999 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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


4.      Investment Transactions

     On March 12, 1999, the Retirement Fund and Fund II (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to purchase, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $6,394,800 was allocated to the Retirement Fund. The Retirement Fund will recognize a loss of approximately $1.2 million from this transaction. The distribution of any Capital Proceeds relating to this transaction will be made in connection with the first quarter cash distribution, to Limited Partners of record as of March 12, 1999.

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

5.   Unrealized Appreciation and Depreciation of Investments

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following security has been on non-accrual status since the date indicated:

     -  Florida Orthopedics January 1, 1995.

7.   Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the three months ended March 31, 1999 and 1998, the Retirement Fund paid $133,500, and $146,462, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner), is entitled to receive a Fund Administration Fee. The Fund Administration Fee is an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the three months ended March 31, 1999 and 1998, the Retirement Fund paid $45,500 in Fund Administration Fees.

     In addition, the Fund Administrator is entitled to reimbursement of 100% of all out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("reimbursable expenses"). Reimbursable expenses primarily consist of printing, audit and tax preparation, and legal fees and expenses, and custodian fees. For the three months ended March 31, 1999 and 1998, the Retirement Fund incurred $77,873 and $115,980, respectively, in reimbursable expenses.

     In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10).

9.   Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the three months ended March 31, 1999 and 1998, the Retirement Fund incurred $19,609 and $30,226, respectively, in Independent General Partners' Fees and Expenses.

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

     During 1999, the Retirement Fund paid the Individual General Partner distributions totaling $349 and Managing General Partner distributions totaling $446,620 (which includes $443,131 of MGP Distributions). As of March 31, 1999, the Managing General Partner has earned a total of $30.7 million in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution amount (the "Deferred Distribution",) at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution amount is paid in full.

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

12.  Subsequent Events

     On May 10, 1999, the Individual General Partners approved the first quarter 1999 cash distribution which represents net investment income of $132,612 from Mezzanine Investments and Net Distributable Capital proceeds from the sale of Stablex of $6,394,800 (all of which is return of capital). The total amount distributed to Limited Partners was $6,479,298 or $36.50 per Unit, which was paid on May 14, 1999. The Managing General Partner received a total of $18,250 with respect to its interest in the Retirement Fund and $28,475 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $1,825 with respect to his interest in the Retirement Fund.


                                                         SCHEDULE 1
                                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    SUPPLEMENTARY SCHEDULE OF REALIZED GAINS AND LOSSES
                                         FOR THE THREE MONTHS ENDED March 31, 1999
                                                  (DOLLARS IN THOUSANDS)
                                                       (Unaudited)
                                                                  Principal Amount/    Investment        Net          Realized
Security                                                          Number of Shares        Cost        Proceeds          Gain
                                                                  ----------------     ----------     --------       ----------

Stablex Canada Inc.                                  Various          $    7,565       $    7,565    $    6,395      $   (1,170)
                                                                      ----------       ----------    ----------      ----------
Total Realized Loss for Three Months Ended
  March 31, 1999                                                                       $    7,565    $    6,395      $   (1,170)
                                                                                       ==========    ==========      ==========




                                    Scedule 2
             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
              Schedule of Unrealized Appreciation and Depreciation
                    For The Three Months Ended March 31, 1999
                       (Unaudited) (Dollars in Thousands)


                                                                        Total Unrealized
                                                                          Appreciation         Total Unrealized     Total Unrealized
                                                                       (Depreciation) for         Appreciation        Appreciation
                                              Investment     Fair    the Three Months Ended    (Depreciation) at   (Depreciation) at
Security                                         Cost        Value       March 31, 1999        December 31, 1998     March 31, 1999
--------------------------------------------  ----------     -----   ----------------------    -----------------    ----------------

Non Public Securities:
Fitz and Floyd
  Preferred Stock                                 8,248      1,976                    -                (6,271)             (6,271)
Biolease
  Common Stock*                                      62          -                    -                   (62)                (62)
  Subordinated Notes*                               443        257                    -                  (207)               (207)
FLA. Orthopedics, Inc.
  Preferred  Stock*                                 987          -                    -                  (987)               (987)
  Subordinated Note                                   -          -                    -                     -                   -
                                                                                -------             ---------            --------
Total Unrealized Depreciation
  From Non Public Securities                                                          -                (7,527)             (7,527)
                                                                                -------             ---------            --------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold in 1999
Soretox
  Subordinated Notes*                                                             4,610                (4,610)                  -
                                                                                -------             ---------            --------
Net Unrealized Appreciation (Depreciation)                                      $ 4,610             $ (12,137)           $ (7,527)
                                                                                =======             =========            ========
*  Restricted Security

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     Capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989.

     At March 31, 1999, the Retirement Fund had outstanding a total (at cost) of $20.4 million invested in Mezzanine Investments representing $9.1 million Managed and $11.3 million Non-Managed portfolio investments. The remaining proceeds were invested in a Temporary Investment in commercial paper with a maturity of less than one month.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions ("MGP Distributions"), after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of March 31, 1999 there is no outstanding Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of May 14, 1999, the reserve balance was reduced to $3.4 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $7.7 million of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

     For the three months ended March 31, 1999, the Retirement Fund had investment income of $383,690 as compared to $485,031 for the same period in 1998. The decrease in investment income from 1998 to 1999 is due primarily to the sale of income producing portfolio companies in 1998.

     Major expenses for the period consisted of Investment Advisory Fees and Fund Administration Fees and Reimbursable Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser by the Retirement Fund for the three months ended March 31, 1999 and 1998 was $133,500 and $146,462, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital to Partners and realized losses on investments.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three months ended March 31, 1999 and 1998, the Retirement Fund incurred $77,873, and $115,980, respectively, in reimbursable expenses.

     The Fund Administration Fees paid to the Fund Administrator for the three months ended March 31, 1999 and 1998 were $44,500.

     Pursuant to the administrative services agreement between the Retirement Fund and the Fund Administrator, for the period ending November 10, 1997, a portion of the actual out-of-pocket expenses incurred in connection with the administration of the Retirement Fund was reimbursable to the Fund Administrator.

     Legal and Professional Fees were primarily incurred in connection with the litigation proceedings as described in Note 11 to the Financial Statements. Professional fees for the three months ended March 31, 1998 were $16,557. These expenses were attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the certain litigation proceedings.

     For the three months ended March 31, 1999, the Retirement Fund had net investment income of $107,317, as compared to $130,258 for the same period in 1998. The decrease in net investment income from 1998 to 1999 is the result of the sale of income producing portfolio companies in 1998.

Net Assets

     The Retirement Fund's net assets increased by $1,863,079 during the three months ended March 31, 1999, due to net investment income of $107,317 and reversal of unrealized depreciation of $4,610,825 partially offset by cash distributions to partners of $1,684,248 and realized losses of $1,170,275.

Unrealized Appreciation and Depreciation on Investments

     For the three months ended March 31, 1999, the Retirement Fund recorded a reversal of net unrealized depreciation of $4.6 million. This compares to a net unrealized appreciation of $8.2 million for the same period in 1998. The Retirement Fund's cumulative net unrealized depreciation as of March 31, 1999 totaled $7.5 million.

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

     Approximately 55.2% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction.

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

     For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     For the three months ended March 31, 1999, the Retirement Fund had net realized losses from investments of $1.2 million as compared to net realized gains of $171,964 for the same period in 1998. For additional information, please refer to Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On May 10, 1999, the Individual General Partners approved the first quarter 1999 cash distribution which represents net investment income of $132,612 from Mezzanine Investments and Net Distributable Capital Proceeds from the sale of Stablex of $6,394,800 (all of which is return of capital). The total amount distributed to Limited Partners was $6,479,298 or $36.50 per Unit, which was paid on May 14, 1999. The Managing General Partner received a total of $18,250 with respect to its interest in the Retirement Fund and $28,475 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $1,825 with respect to his interest in the Retirement Fund.

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

     ML Fund Administrators, Inc. an indirect wholly owned subsidiary of Merrill Lynch and Co., Inc. ("Merrill Lynch") is responsible for providing administrative and accounting services necessary to support the Retirement Fund's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which ML Fund Administrators Inc. is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

     Merrill Lynch participated in further industrywide testing during March and April 1999, sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

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

Item 3.  Quantitative and Qualitative Disclosure About Market
                  Risk

     As of March 31, 1999, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Retirement Fund's financial position.

Part II - Other Information

     Item 1 -  Litigation


     Items 2 - 4 are herewith omitted as the response to all items is either none or not applicable.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 27 - Financial  Data Schedule for the quarter ending March
                      31, 1999.

     (b) Reports on form 8-K:           Form 8-K dated March 12, 1999
                                        Filed on March 18, 1999 related to
                                        Stablex Note Repurchase


Item 5.   Other Information

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1999.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



                                   /s/ Robert J. Remick
Dated:  May 14, 1999               Robert J. Remick
                                   ML Mezzanine II Inc.,
                                   Vice President and Treasurer
                                   (Principal Financial Officer of Registrant)