Form 10-Q
period 1999-06-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1999-08-16
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Six Months Ended June 30, 1999

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


       Registrant's telephone number, including area code: (212) 449-7175


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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements


Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1999 and December 31, 1998

Statements of Operations - For the Three and Six Months
  Ended June 30, 1999 and 1998

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1999 and 1998

Statements of Cash Flows - For the Six Months
  Ended June 30, 1999 and 1998

Statement of Changes in Partners' Capital at
  June 30, 1999

Schedule of Portfolio Investments - June 30, 1999

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Part II. Other Information


                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         Statements of Assets, Liabilities and Partners' Capital
                                      (Dollars in Thousands)
                                           (Unaudited)

                                                                                      June 30, 1999       December 31, 1998
                                                                                      -------------       -----------------

Assets:

Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $9,156
      at June 30, 1999 and at December 31, 1998)                                      $      9,156           $       9,156
    Non-Managed Companies (amortized cost $11,329
      at June 30, 1999 and $18,894 at December 31, 1998)                                     3,822                   6,777
    Temporary Investments, at amortized cost (cost $4,065
      at June 30, 1999 and $4,029 at December 31, 1998)                                      4,090                   4,038
Cash                                                                                            27                      11
Receivable for Investment Sold                                                                   -                     417
Accrued Interest and Other Receivables - Note 2                                                188                   1,396
Prepaid Expenses                                                                                 1                       3
                                                                                      ------------           -------------
Total Assets                                                                          $     17,284           $      21,798
                                                                                      ============           =============

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                               $         14           $          25
    Reimbursable Administrative Expenses Payable - Note 8                                       62                      22
    Independent General Partners' Fees Payable - Note 9                                          -                      15
    Deferred Interest Income - Note 2                                                           33                      43
                                                                                      ------------           -------------
Total Liabilities                                                                              109                     105
                                                                                      ------------           -------------

Partners' Capital - Note 2
    Individual General Partner                                                                  10                      11
    Managing General Partner                                                                   133                     568
    Limited Partners (177,515 Units)                                                        17,032                  21,114
                                                                                      ------------           -------------
Total Partners' Capital                                                                     17,175                  21,693
                                                                                      ------------           -------------
Total Liabilities and Partners' Capital                                               $     17,284           $      21,798
                                                                                      ============           =============

See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                       Statements of Operations
                                        (Dollars in Thousands)
                                             (Unaudited)

                                                                    For the Three Months Ended          For the Six Months Ended
                                                                 June 30, 1999      June 30, 1998    June 30, 1999    June 30, 1998
                                                                 -------------      -------------    -------------    -------------

Investment Income - Notes 2, 4, 6
  Interest                                                       $         311      $         214    $         622    $         640
  Discount & Other Income                                                   90                156              163              215
                                                                 -------------      -------------    -------------    -------------
    Total Investment Income                                                401                370              785              855
                                                                 -------------      -------------    -------------    -------------
Expenses:
  Investment Advisory Fee - Note 7                                         134                148              267              294
  Fund Administration Fee - Note 8                                          45                 44               89               89
  Reimbursable Administrative Expenses-Note 8                               62                101              140              217
  Legal and Professional Fees                                                -                131                -              148
  Independent General Partners' Fees and Expenses - Note 9                  14                 18               33               48
  Insurance Expense                                                          1                  1                2                2
                                                                 -------------      -------------    -------------    -------------
    Total Expenses                                                         256                443              531              798
                                                                 -------------      -------------    -------------    -------------
Net Investment Income (Loss)                                               145                (73)             254               57

Net Realized Gain (Loss) on Investments - Note 4 and Schedule 1              -               7,894          (1,170)           8,066

Net Change in Unrealized Appreciation (Depreciation)
   on Investments - Note 5 and Schedule 2
   Publicly Traded Securities                                                -             (7,757)               -              468
   Nonpublic Securities                                                      -                  -            4,610                -
                                                                 -------------      -------------    -------------    -------------
   Subtotal                                                                  -             (7,757)           4,610              468
                                                                 -------------      -------------    -------------    -------------
Net Increase in Net Assets Resulting From Operations                       145                 64            3,694            8,591

Less:  Earned MGP Distributions to Managing General Partner                (22)            (1,348)             (50)          (1,397)
                                                                 -------------      -------------    -------------    -------------
Net Increase (Decrease) Available For Pro-Rata
  Distribution To All Partners                                   $         123      $      (1,284)   $       3,644    $       7,194
                                                                 =============      =============    =============    =============



See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                   Statements of Changes in Net Assets
                                          (Dollars in Thousands)
                                               (Unaudited)

                                                                            For the Six Months Ended
                                                                        --------------------------------
                                                                        June 30, 1999     June 30, 1998
                                                                        --------------    --------------

From Operations:
  Net Investment Income                                                 $          254    $           57
  Net Realized Gain (Loss) on Investments                                       (1,170)            8,066
  Net Change in Unrealized Depreciation from Investments                         4,610               468
                                                                        --------------    --------------
  Net Increase in Net Assets Resulting from Operations                           3,694             8,591
  Cash Distributions to Partners                                                (8,212)          (13,772)
                                                                        --------------    --------------
  Total Decrease                                                                (4,518)           (5,181)
Net Assets:
Beginning of Year                                                               21,693            33,078
                                                                        --------------    --------------
End of Period                                                         $         17,175    $       27,897
                                                                        ==============    ==============



See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                        Statements of Cash Flows
                                         (Dollars in Thousands)
                                              (Unaudited)
                                                                                                      For the Six Months Ended
                                                                                            --------------------------------------
                                                                                            June 30, 1999            June 30, 1998
                                                                                            -------------            -------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows from Operating Activities:
  Interest, Discount and Other Income                                                       $       1,966            $         857
  Fund Administration Fee                                                                             (89)                     (89)
  Investment Advisory Fee                                                                            (267)                    (294)
  Independent General Partners' Fees and Expenses                                                     (48)                     (35)
  (Purchase) Sale of Temporary Investments, Net                                                       (35)                  (2,244)
  Proceeds from Sales of Portfolio Company Investments                                              6,812                   15,356
  Reimbursable Administrative Expense                                                                (100)                    (125)
  Legal and Professional Fees                                                                         (11)                    (178)
                                                                                            -------------            -------------
Net Cash Provided By Operating Activities                                                           8,228                   13,248
                                                                                            -------------            -------------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                                   (8,212)                 (13,404)
                                                                                            -------------            -------------
Net Cash Used in Financing Activities                                                              (8,212)                 (13,404)
                                                                                            -------------            -------------
  Net Increase (Decrease) in Cash                                                                      16                     (156)
  Cash at Beginning of year                                                                            11                      161
                                                                                            -------------            -------------
Cash at End of Period                                                                       $          27            $           5
                                                                                            -------------            -------------

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities
  Net Investment Income                                                                     $         254            $          57
                                                                                            -------------            -------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities
  Decrease in Investments                                                                           7,530                    5,045
  Decrease in Receivable for Investment Sold                                                          417                        -
  Decrease in Accrued Interest and Discount Receivable                                              1,181                        3
  Decrease in Prepaid Expenses                                                                          2                        2
  Decrease in Legal and Professional Fees Payable                                                     (11)                     (30)
  Increase in Reimbursable Administrative Expenses Payable                                             40                       92
  Increase (Decrease) in Independent General Partners' Fees Payable                                   (15)                      13
  Net Realized Gain (Loss) on Sales of Investments                                                 (1,170)                   8,066
                                                                                            -------------            -------------
Total Adjustments                                                                                   7,974                   13,191
                                                                                            -------------            -------------
Net Cash Provided by Operating Activities                                                   $       8,228            $      13,248
                                                                                            =============            =============



See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               Statements of Changes in Partners' Capital
                                         (Dollars in Thousands)
                                              (Unaudited)


                                                                    Individual        Managing
                                                                     General          General          Limited
                                                                     Partner          Partner          Partners             Total
                                                                   ----------         --------         ---------          ---------
For the Six Months Ended June 30, 1999
  Partners' Capital at January 1, 1999                             $       11         $    568         $  21,114          $  21,693
  Allocation of Net Investment Income                                       -               53               201                254
  Allocation of Net Realized Loss on Investments                            -               (5)           (1,165)            (1,170)
  Allocation of Net Change in Unrealized
     Depreciation From Investments                                          1               10             4,599              4,610
  Cash Distributions to Partners                                           (2)            (493)           (7,717)            (8,212)
                                                                   ----------         --------         ---------          ---------
Partners' Capital at June 30, 1999                                 $       10         $    133         $  17,032          $  17,175
                                                                   ==========         ========         =========          =========



See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        Schedule of Portfolio Investments
                                 June 30, 1999
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                                Fair        % Of
 Principal                                                                             Investment Investment    Value       Total
Amount/Shares     Investment                                                              Date      Cost(g)    (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES


                  BIG V SUPERMARKETS, INC. (a)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)         12/27/90    $ 6,963  $   6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (f)                                       ------------------------------
                                                                                                      9,156      9,156       53.64
                                                                                                    ------------------------------
7,032 Warrants    COLE NATIONAL CORPORATION
                  Cole national Corporation, Common Stock Purchase Warrants (c)          9/26/90          -         -
                   (0.0% of fully diluted common equity assuming exercise of
                   warrants)
                       $744 13% Sr. Secured Bridge Note
                       Purchased 09/25/90........................               $744
                       Repaid 11/15/90...........................               $744
                       Realized Gain.............................                 $0
                                                                                                     -----------------------------
                                                                                                          -         -         0.00
                                                                                                     -----------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                              $ 9,156   $ 9,156       53.64
                                                                                                     -----------------------------
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94        443       257
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62         -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(c)                06/08/94          9         9
                                                                                                     -----------------------------
                                                                                                        514       266         1.56
                                                                                                     -----------------------------
                  FITZ AND FLOYD - Note 5, 12
$1,580            Fitz and Floyd, 12% Sub. Nt. due 4/15/04(b)                           04/11/97      1,580     1,580
5,530 Shares      Fitz and Floyd, Series A Preferred Stock(c)                           04/11/97      8,248     1,976
33,575 Shares     Fitz and Floyd, Common Stock (c)                                      04/11/97          -         -
                      1,661,663 Shares Common Stock
                      Purchased Various                     $   13
                      Surrendered May 1996                  $    0
                      Realized loss                         $  (13)
                      $6,719 Sr. Sub. Note
                      $1,581 Sr. Sub. Note
                      Purchased Various                     $8,248
                      Exchanged 4/11/97
                      6,530 Series A Preferred Stock and
                      33,575 Shares common Stock            $8,248
                      Realized Gain                         $    0
                      Total Realized Loss                   $  (13)                                 -----------------------------
                                                                                                      9,828      3,556      20.83
                                                                                                    -----------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (c)(e)                   08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(c)                 08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                                ------------------------------
                                                                                                        987          -       0.00
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $11,329    $ 3,822    $ 22.39
                                                                                                    -----------------------------

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        Schedule of Portfolio Investments
                                 June 30, 1999
                             (Dollars in Thousands)
                                 (Unaudited)
                                 (Continued)

                                                                                                                 Fair      % Of
  Principal                                                                            Investment Investment     Value     Total
 Amount/Shares    Investment                                                                 Date     Cost(g)  (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $  8,986   $  8,800     51.56
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various      11,499      4,178     24.48
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $ 20,485   $ 12,978     76.04
                                                                                                    -----------------------------

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 3,840           Ford Motor Credit, 4.75% due 7/1/99                                    5/14/99       3,816     3,840
$   250           American General Finance, 4.74% due 7/1/99                             5/18/99         249       250
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $  4,065   $ 4,090     23.96
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $  4,065   $ 4,090     23.96
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $ 24,550   $17,068    100.00%
                                                                                                    =============================


(a)  Represents investment in affiliates as defined in the Investment Company
     Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Inclusive of receipt of payment-in-kind securities.
(e)  Non-accrual investment status.
(f)  Percentages of Common Equity have not been audited by Pricewaterhouse
     Coopers LLP.
(g) Represents original cost and excludes accretion of discount of $22 for Mezzanine Investments and $25 for Temporary Investments



See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          Notes to Financial Statements
                                June 30, 1999
                                  (Unaudited)

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1999 the Retirement Fund had in its portfolio of investments no payment-in-kind notes. As of June 30, 1998, the Retirement Fund had in its portfolio of investments $504,150 of payment-in-kind notes which excluded $2.8 million of payment-in-kind notes received from notes placed on non-accrual status.

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

Interim Financial Statements

     The financial information included in this interim report as of June 30, 1999 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1999 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments II, L.P., the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

3.   Allocations of Profits and Losses

     Pursuant to the Partnership Agreement, all profits from Temporary Investments generally will be allocated 99.69% to the Limited Partners, 0.28% to the Managing General Partner and 0.03% to the Individual General Partner. Profits from Mezzanine Investments will, in general, be allocated as follows:

        first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero;

        second, 99.69% to the Limited Partners, 0.28% to the Managing General Partner and 0.03% to the Individual General Partner until the sum allocated to the Limited Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily amount in Mezzanine Investments, and any outstanding Compensatory Payments;

        third, 69.69% to the Limited Partners, 30.281% to the Managing General Partner and .029% to the Individual General Partner until the Managing General Partner has received 20.281% of the total profits allocated; and

        thereafter, 79.69% to the Limited Partners, 20.281% to the Managing General Partner and 0.029% to the Individual General Partner.


4.      Investment Transactions

     On March 12, 1999, the Retirement Fund and Fund II (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to purchase, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $6,394,800 was allocated to the Retirement Fund. The Retirement Fund recognized a loss of approximately $1.2 million from this transaction. The distribution of any Capital Proceeds relating to this transaction was made in connection with the first quarter cash distribution, to Limited Partners of record as of March 12, 1999.

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

5.   Unrealized Appreciation and Depreciation of Investments

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following security has been on non-accrual status since the date indicated:

     -  Florida Orthopedics January 1, 1995.

7.   Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1.2 million for Fund II and the Retirement Fund on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10). For the six months ended June 30, 1999 and 1998, the Retirement Fund paid $267,000, and $294,070, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors II, L.P.

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive a Fund Administration Fee. The Fund Administration Fee is an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. For the six months ended June 30, 1999 and 1998, the Retirement Fund paid $89,000 in Fund Administration Fees.

     In addition, the Fund Administrator is entitled to reimbursement of 100% of all out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit and tax preparation, and legal fees and expenses, and custodian fees. For the three and six months ended June 30, 1999 and 1998, the Retirement Fund incurred Reimbursable Administrative Expenses in the amount of $62,218 $140,092, $100,864 and $216,844, respectively.

     In addition, ML Mezzanine II Inc., an affiliate of the Fund Administrator and of Merrill Lynch & Co. Inc., receives 5% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10).

9.   Independent General Partners' Fees and Expenses

     As compensation for their services, each Independent General Partner will receive a combined annual fee of $40,000 (payable quarterly) from the Funds in addition to a $1,000 fee for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for any out-of-pocket expenses incurred. Fees and expenses are allocated between the Funds in proportion to the number of Units issued by each fund. Compensation for each of the Independent General Partners is reviewed annually. For the six months ended June 30, 1999 and 1998, the Retirement Fund incurred $33,183 and $47,712, respectively, in Independent General Partners' Fees and Expenses.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions ("MGP Distributions") after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until such Deferred Distribution Amount is paid in full.

     During the six months ended June 30, 1999, the Retirement Fund paid the Individual General Partner distributions totaling $2,174 and Managing General Partner distributions totaling $493,345 (which includes $461,381 of MGP Distributions). As of June 30, 1999, the Managing General Partner has earned a total of $30.7 million in MGP Distribution, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution Amount.

11.  Income Taxes (Statement of Financial Accounting Standards  No. 109)

     No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1998, the tax basis of the Retirement Fund's assets are greater than the amounts reported in the financial statements by $12.2 million. This difference is primarily attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

12.  Subsequent Events

     On August 3, 1999, the Individual General Partners approved the second quarter 1999 cash distribution which represents Net Distributable Cash of $110,866 from Mezzanine Investments and $1,715 from Temporary Investments. The total amount distributed to Limited Partners was $90,533 or $.51 per Unit, which was paid on August 13, 1999. The Managing General Partner received a total of $252 with respect to its interest in the Retirement Fund and $22,173 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $25 with respect to his interest in the Retirement Fund.

     On August 5, 1999 The Retirement Fund executed, as a selling shareholder, a Stock Purchase Agreement pursuant to which it intends to sell all of its shares of Fitz and Floyd, Inc. Capital Stock (the "Sale"). The Retirement Fund will receive approximately $7.5 million from the Sale which includes return of capital and proceeds on its Fitz and Floyd, Inc. Capital Stock and payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium. The Sale, which is subject to regulatory approval and customary closing conditions, is expected to close during the third quarter of 1999, although there can be no assurance that the transaction will be completed.


                                               SCHEDULE 1
                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                           Supplemental Schedule of Realized Gains and Losses
                                 For the Six Months Ended June 30, 1999
                                         (Dollars in Thousands)
                                              (Unaudited)
                                                                  Principal Amount/    Investment        Net          Realized
Security                                                          Number of Shares        Cost        Proceeds          Loss
                                                                  ----------------     ----------     --------       ----------

Soretox
  Stablex Canada, Inc.                                Various          $    7,565       $   7,565    $    6,395      $   (1,170)
                                                                      ----------       ----------    ----------      ----------
Total Realized Loss for Six Months Ended
  June 30, 1999                                                                        $    7,565    $    6,395      $   (1,170)
                                                                                       ==========    ==========      ==========




                                         Scedule 2
                     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
               Supplemental Schedule of Unrealized Appreciation and Depreciation
                            For The Six Months Ended June 30, 1999
                                   (Dollars in Thousands)
                                        (Unaudited)


                                                              Total Unrealized  Total Unrealized
                                                                 Appreciation    Appreciation
                                                                (Depreciation)  (Depreciation)  Total Unrealized   Total Unrealized
                                                                for the Three    for the Six      Appreciation        Appreciation
                                              Investment  Fair   Months Ended    Months Ended    (Depreciation) at (Depreciation) at
Security                                         Cost    Value  June 30, 1999   June 30, 1999   December 31, 1998    June 30, 1999
--------------------------------------------  ---------- -----  -------------   ---------------  -----------------  ----------------

Non Public Securities:
Fitz and Floyd
  Preferred Stock                                 8,248  1,976    $      -           $     -         $  (6,271)           $ (6,271)
Biolease
  Common Stock*                                      62      -           -                 -               (62)                (62)
  Subordinated Notes*                               443    257           -                 -              (207)               (207)
FLA. Orthopedics, Inc.
  Preferred  Stock*                                 987     -            -                 -              (987)               (987)
  Subordinated Note                                   -     -            -                 -                 -                   -
                                                                  --------           -------         ---------            --------
Total Unrealized Depreciation
  From Non Public Securities                                             -                 -            (7,527)             (7,527)
                                                                  --------           -------         ---------            --------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold in 1999
Soretox
  Subordinated Notes*                                                    -             4,610            (4,610)                  -
                                                                  --------           -------         ---------            --------
Net Unrealized Appreciation (Depreciation)                        $      -           $ 4,610         $ (12,137)           $ (7,527)
                                                                  ========           =======         =========            ========
*  Restricted Security

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     Capital contributions from the Limited Partners and the General Partners totaled $178,065,000 in the public offering of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund"), the final closing for which was held on December 20, 1989.

     At June 30, 1999, the Retirement Fund had outstanding a total (at cost) of $20.4 million invested in Mezzanine Investments representing $9.1 million Managed and $11.3 million Non-Managed portfolio investments. The remaining proceeds were invested in a Temporary Investment in commercial paper with a maturity of less than 60 days.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions ("MGP Distributions"), after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of June 30, 1999 there is no outstanding Deferred Distribution Amount.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of $20.0 million for the Retirement Fund. As of August 16, 1999 the remaining reserve balance was $3.4 million due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills and Ghirardelli. Additionally, $7.7 million of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

     For the six months ended June 30, 1999, the Retirement Fund had investment income of $785,074 as compared to $854,803 for the same period in 1998. The decrease in investment income from 1998 to 1999 is due primarily to the sale of income producing portfolio companies in 1998.

     Major expenses for the period consisted of Investment Advisory Fees, Fund Administration Fees, and Reimbursable Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser by the Retirement Fund for the three and six months ended June 30, 1999 and 1998 was $133,500, $267,000, $147,608, and $294,070,
respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for Fund II and the Retirement Fund on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital to Partners and realized losses on investments.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Retirement Fund and Fund II on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund. Actual out-of-pocket expenses ("Reimbursable Administrative Expenses") primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and six months ended June 30, 1999 and 1998, the Retirement Fund incurred Reimbursable Administrative Expenses in the amount of $62,218, $140,092, $100,864 and $216,844, respectively.

     The Fund Administration Fees paid to the Fund Administrator for the three and six months ended June 30, 1999 and 1998 were $44,500, $89,000, $44,500, and
$89,000, respectively.

     Legal and professional fees for the six months ended June 30, 1998 were $147,592. These expenses were attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the certain litigation proceedings.

     For the six months ended June 30, 1999, the Retirement Fund had net investment income of $254,008, as compared to $57,477 for the same period in 1998. The increase in net investment income from 1998 to 1999 is the result of settlement of litigation in 1998 resulting in lower legal and professional fees in 1999. For the three months ended June 30, 1999 the Retirement Fund had net investment income of 146,691 as compared to net investment loss of 72,781 for the same period in 1998

Net Assets

     The Retirement Fund's net assets decreased by $4.5 million during the six months ended June 30, 1999, due to net investment income of $254,008 and reversal of unrealized depreciation of $4.6 million partially offset by cash distributions to partners of $8.2 million (6.8 million of which was return of capital from the sale of portfolio investments) and realized losses of $1.2 million. This compares to the decrease of net assets by 5.2 million during the six months ended June 30, 1998, due to the payment of cash distributions to partners of $13.8 million partially offset by realized gains of $8.1 million, net investment income of $57,477 and net unrealized appreciation of $467,800.

Unrealized Appreciation and Depreciation on Investments

     For the six months ended June 30, 1999, the Retirement Fund recorded a reversal of net unrealized depreciation of $4.6 million all of which was related to the reversal of net unrealized depreciation from Stablex, which was sold on March 12, 1999. This compares to net unrealized depreciation of $7.8 million for the same period in 1998. The Retirement Fund's cumulative net unrealized depreciation as of June 30, 1999 totaled $7.5 million.

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

     Approximately 83.4% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction. As of June 30, 1999 Retiremnt Fund's investment in Big V Supermarkets Inc. represents approximately 53.6% of the Retirement Fund's fair value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses on Investments

     For the six months ended June 30, 1999, the Retirement Fund had net realized losses from investments of $1.2 million as compared to net realized gains of $8.1 million for the same period in 1998. For additional information, please refer to Supplemental Schedule of Realized Gains and Losses - Schedule 1.

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

     On August 3, 1999, the Individual General Partners approved the second quarter 1999 cash distribution which represents Net Distributable Cash of $110,866 from Mezzanine Investments and $1,715 from Temporary Investments. The total amount distributed to Limited Partners was $90,533 or $.51 per Unit, which was paid on August 13, 1999. The Managing General Partner received a total of $252 with respect to its interest in the Retirement Fund and $22,173 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $25 with respect to his interest in the Retirement Fund.

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

Item 3.  Quantitative and Qualitative Disclosure About Market
                  Risk

     As of June 30, 1999, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Retirement Fund's financial position.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

     Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit 27 - Financial  Data Schedule for the quarter ended June
                      30, 1999.

     (b) Reports on form 8-K:

         None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on 16th day of August, 1999.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: August 16, 1999      /s/   Robert Remick
                            ----------------------------
                            Robert Remick
                            Vice President and Treasurer
                            (Chief Financial Officer)