Form 10-Q
period 1999-09-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 1999-11-16
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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


       Registrant's telephone number, including area code: (212) 236-6577


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

                                TABLE OF CONTENTS

Part I. Financial Information


Item 1. Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of September 30, 1999 and December 31, 1998

Statements of Operations - For the Three and Nine Months
  Ended September 30, 1999 and 1998

Statements of Changes in Net Assets - For the Nine Months
  Ended September 30, 1999 and 1998

Statements of Cash Flows - For the Nine Months
  Ended September 30, 1999 and 1998

Statement of Changes in Partners' Capital - For the Nine Months
  Ended September 30, 1999

Schedule of Portfolio Investments as of September 30, 1999

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation
  (Depreciation) - Schedule 2

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk




Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K


                                ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               Statements of Assets, Liabilities and Partners' Capital
                                              (Dollars in Thousands)
                                                   (Unaudited)
                                                                                     September 30,        December 31,
                                                                                         1999                1998
                                                                                    --------------       -------------

Assets:

Investments - Notes 2,4,5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $9,156
      at September 30, 1999 and at December 31, 1998)                               $        9,156       $       9,156
    Non-Managed Companies (amortized cost $1,522
      at September 30, 1999 and $18,894 at December 31, 1998)                                  265               6,777
    Temporary Investments, at amortized cost (cost $11,559
      at September 30, 1999 and $4,029 at December 31, 1998)                                11,624               4,038
Cash                                                                                            46                  11
Accrued Interest and Other Receivables - Note 2                                                140               1,396
Receivable for Investment Sold                                                                   -                 417
Prepaid Expenses                                                                                 -                   3
                                                                                    --------------       -------------
Total Assets                                                                        $       21,231       $      21,798
                                                                                    ==============       =============

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                             $            2       $          25
    Reimbursable Administrative Expenses Payable - Note 8                                       47                  22
    Independent General Partners' Fees Payable - Note 9                                          5                  15
    Deferred Interest Income - Note 2                                                           28                  43
                                                                                    --------------       -------------
Total Liabilities                                                                               82                 105
                                                                                    --------------       -------------
Partners' Capital - Note 2
    Individual General Partner                                                                  10                  11
    Managing General Partner                                                                   150                 568
    Limited Partners (177,515 Units)                                                        20,989              21,114
                                                                                    --------------       -------------
Total Partners' Capital                                                                     21,149              21,693
                                                                                    --------------       -------------
Total Liabilities and Partners' Capital                                             $       21,231       $      21,798
                                                                                    ==============       =============

See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                        Statements of Operations
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                 For the Three Months Ended           For the Nine Months Ended
                                                               -------------------------------    ----------------------------------
                                                               September 30,      September 30,   September 30,       September 30,
                                                                  1999               1998            1999                 1998
                                                               ------------       ------------    ------------         ------------
Investment Income - Notes 2,4,6
  Interest                                                     $        333       $        318    $        955         $        958
  Discount and Other Income                                              55                 71             218                  286
                                                               ------------       ------------    ------------         ------------
    Total Investment Income                                             388                389           1,173                1,244
                                                               ------------       ------------    ------------         ------------
Expenses:
  Investment Advisory Fee - Note 7                                      134                130             401                  424
  Fund Administration Fee - Note 8                                       45                 44             134                  134
  Reimbursable Administrative Expenses - Note 8                          46                 96             186                  313
  Legal and Professional Fees                                            29                 55              29                  203
  Independent General Partners' Fees and Expenses - Note 9
                                                                         19                 17              52                   63
  Insurance Expense                                                       1                  1               3                    3
                                                               ------------       ------------    ------------         ------------
    Total Expenses                                                      274                343             805                1,140
                                                               ------------       ------------    ------------         ------------
Net Investment Income                                                   114                 46             368                  104

Net Realized Gain (Loss) on Investments - Note 4 and Schedule 1
                                                                     (2,298)                 -          (3,468)               8,066

Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Note 5 and Schedule 2
   Publicly Traded Securities                                             -               (974)              -                 (506)
   Nonpublic Securities                                               6,271                  -          10,881                    -
                                                               ------------       ------------    ------------         ------------
   Subtotal                                                           6,271               (974)         10,881                 (506)
                                                               ------------       ------------    ------------         ------------
Net Increase (Decrease) in Net Assets
  Resulting From Operations                                           4,087               (928)          7,781                7,664
Less: Earned MGP Distributions to Managing General Partner
                                                                        (32)                 -             (82)              (1,349)
                                                               ------------       ------------    ------------         ------------
Net Increase (Decrease) Available For Pro-Rata
  Distribution To All Partners                                 $      4,055       $       (928)   $      7,699         $      6,315
                                                               ============       ============    ============         ============

See the Accompanying Notes to Financial Statements (Unaudited).


                                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                Statements of Changes in Net Assets
                                                     (Dollars in Thousands)
                                                          (Unaudited)


                                                                                             For the Nine Months Ended
                                                                                    ------------------------------------------
                                                                                    September 30, 1999      September 30, 1998
                                                                                    ------------------      ------------------
From Operations:
  Net Investment Income                                                             $              368      $              104
  Net Realized Gain (Loss) on Investments                                                       (3,468)                  8,066
  Net Change in Unrealized Appreciation (Depreciation)
   from Investments                                                                             10,881                    (506)
                                                                                    ------------------      ------------------
  Net Increase in Net Assets Resulting from Operations                                           7,781                   7,664
  Cash Distributions to Partners                                                                (8,325)                (16,244)
                                                                                    ------------------      ------------------
  Total Decrease                                                                                  (544)                 (8,580)
Net Assets:
  Beginning of Year                                                                             21,693                  33,078
                                                                                    ------------------      ------------------
  End of Period                                                                     $           21,149      $           24,498
                                                                                    ==================      ==================

See the Accompanying Notes to Financial Statements (Unaudited).


                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                              Statements of Cash Flows
                                               (Dollars in Thousands)
                                                    (Unaudited)
                                                                                               For the Nine Months Ended
                                                                                   -----------------------------------------------
                                                                                   September 30, 1999           September 30, 1998
                                                                                   ------------------           ------------------
Increase in Cash

Cash Flows from Operating Activities:
  Interest, Discount and Other Income                                              $            2,358           $            1,249
  Fund Administration Fee                                                                        (134)                        (134)
  Investment Advisory Fee                                                                        (401)                        (424)
  Independent General Partners' Fees and Expenses                                                 (62)                         (51)
  (Purchase) Sale of Temporary Investments, Net                                                (7,529)                         343
  Proceeds from Sales of Portfolio Company Investments                                         14,341                       15,356
  Reimbursable Administrative Expense                                                            (161)                        (231)
  Legal and Professional Fees                                                                     (52)                        (233)
                                                                                    -----------------            -----------------
Net Cash Provided By Operating Activities                                                       8,360                       15,875
                                                                                    -----------------            -----------------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                               (8,325)                     (15,875)
                                                                                    -----------------            -----------------
Net Cash Used in Financing Activities                                                          (8,325)                     (15,875)
                                                                                    -----------------            -----------------
Net Increase in Cash                                                                             35                            -
Cash at Beginning of Period                                                                      11                          161
                                                                                    -----------------            -----------------
Cash at End of Period                                                               $              46            $             161
                                                                                    =================            =================

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities

Net Investment Income                                                               $             368            $             104
                                                                                    -----------------            -----------------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities

   Decrease in Investments                                                                      9,862                        7,633
   Decrease in Receivable for Investment Sold                                                     417                            -
   Decrease in Accrued Interest Receivables                                                     1,186                            4
   Decrease in Prepaid Expenses                                                                     3                            3
   Decrease in Legal and Professional Fees Payable                                                (23)                         (30)
   Increase in Reimbursable Administrative Expenses Payable                                        25                           83
   Increase (Decrease) in Independent General Partners' Fees Payable                              (10)                          12
   Net Realized Gains (Loss) on Sales of Investments                                           (3,468)                       8,066
                                                                                    -----------------            -----------------
Total Adjustments                                                                               7,992                       15,771
                                                                                    -----------------            -----------------
Net Cash Provided by Operating Activities                                           $           8,360            $          15,875
                                                                                    =================            =================

See the Accompanying Notes to Financial Statements (Unaudited).



                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    Statements of Changes in Partners' Capital
                                             (Dollars in Thousands)
                                                  (Unaudited)


                                                                      Individual        Managing
                                                                       General          General          Limited
                                                                       Partner          Partner          Partners        Total
                                                                     ----------        ----------       ----------     ----------
For the Nine Months Ended September 30, 1999

  Partners' Capital at January 1, 1999                               $       11        $      568       $   21,114     $   21,693
  Allocation of Net Investment Income                                         -                90              278            368
  Allocation of Net Realized Loss on Investments                             (1)              (16)          (3,451)        (3,468)
  Allocation of Net Change in Unrealized
    Depreciation From Investments                                             2                24           10,855         10,881
  Cash Distributions to Partners                                             (2)             (516)          (7,807)        (8,325)
                                                                     ----------        ----------       ----------     ----------
Partners' Capital at September 30, 1999                              $       10        $      150       $   20,989     $   21,149
                                                                     ==========        ==========       ==========     ==========

See the Accompanying Notes to Financial Statements (Unaudited).


                           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    Schedule of Portfolio Investments
                                           September 30, 1999
                                         (Dollars in Thousands)
                                               (Unaudited)

                                                                                                                Fair        % Of
 Principal                                                                             Investment Investment    Value       Total
Amount/Shares     Investment                                                              Date      Cost(f)    (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES


                  BIG V SUPERMARKETS, INC. (a)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)         12/27/90    $ 6,963  $   6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (e)                                       ------------------------------
                                                                                                      9,156      9,156      43.50%
                                                                                                    ------------------------------
7,032 Warrants    COLE NATIONAL CORPORATION
                  Cole national Corporation, Common Stock Purchase Warrants (c)          9/26/90          -         -
                   (0.0% of fully diluted common equity assuming exercise of
                   warrants)
                       $744 13% Sr. Secured Bridge Note
                       Purchased 09/25/90                  $744
                       Repaid 11/15/90                     $744
                       Realized Gain                         $0
                                                                                                     -----------------------------
                                                                                                          -         -        0.00%
                                                                                                     -----------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                              $ 9,156   $ 9,156      43.50%
                                                                                                     =============================
                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94     $  443    $  257
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62         -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(c)                06/08/94          9         9
                                                                                                     -----------------------------
                                                                                                        514       266        1.26%
                                                                                                     -----------------------------

                  FLA. ORTHOPEDICS, INC. - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a)(c)(d)                08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants(a)(c)(d)           08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)                                -----------------------------
                                                                                                        987          -      0.00%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $ 1,501    $   266      1.26%
                                                                                                    =============================

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        Schedule of Portfolio Investments
                               September 30, 1999
                             (Dollars in Thousands)
                                 (Unaudited)
                                 (Continued)

                                                                                                                 Fair      % Of
  Principal                                                                            Investment Investment     Value     Total
 Amount/Shares    Investment                                                              Date      Cost(f)     (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $  7,406   $  7,220    34.31%
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various       3,251      2,202    10.46%
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $ 10,657   $  9,422    44.77%
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 7,625           State Street Corp, 5.23% due 10/1/99                                    8/27/99      7,625      7,664
$ 3,960           Ford Motor Credit, 5.21% due 10/1/99                                    8/17/99      3,934      3,960
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $ 11,559   $ 11,624    55.23%
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $ 11,559   $ 11,624    55.23%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $ 22,216   $ 21,046   100.00%
                                                                                                    =============================

(a) Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Non-accrual investment status.
(e) Percentages of Common Equity have not been audited by Pricewaterhouse Coopers LLP.
(f) Represents original cost and excludes accretion of discount of $22 for Mezzanine Investments and $65 for Temporary Investments.


See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          Notes to Financial Statements
                               September 30, 1999
                                  (Unaudited)

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1999 the Retirement Fund did not have any payment-in-kind securities. As of September 30, 1998, the Retirement Fund had $519,000 of payment-in-kind securities which excluded approximately $2,800,000 of payment-in-kind notes received from notes placed on non-accrual status.

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

Interim Financial Statements

     The financial information included in this interim report as of September 30, 1999 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1999 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of the Managing General Partner of the Retirement Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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


4.      Investment Transactions

     On March 12, 1999, the Funds entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $6,395,000 was allocated to the Retirement Fund. The Retirement Fund recognized a loss of approximately $1.2 million from this transaction. The Distributable Capital Proceeds relating to this transaction were included with the first quarter distribution to Limited Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by the Retirement Fund pursuant to the Agreement will be payable to Limited Partners of record as of the date of the receipt of such proceeds.

     On August 27, 1999, the Funds completed the sale of all of its shares of Fitz and Floyd, Inc. Capital Stock (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. The Retirement Fund received net sale proceeds of $7,560,000, which includes payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. The Retirement Fund recognized a loss of approximately $2.3 million from this transaction. The distribution of the Distributable Capital Proceeds relating to this transaction will be made in accordance with the terms of the Partnership Agreement (see Note 12).

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

5.   Unrealized Appreciation and Depreciation of Investments

     For information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following security has been on non-accrual status since the date indicated:

     -  Florida Orthopedics January 1, 1995.

7.   Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1,200,000 for the Funds on a combined basis. The Investment Advisory Fee is calculated and paid quarterly in advance. In addition, the Investment Adviser receives 95% of the benefit of any MGP Distributions paid to the Managing General Partner (see Note 10).

8.   Fund Administration Fees and Expenses

     As compensation for its services, ML Fund Administrators Inc. (the "Fund Administrator"; an affiliate of the Managing General Partner) is entitled to receive a Fund Administration Fee. The Fund Administration Fee is an annual amount of $400,000 for the Funds on a combined basis. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund.

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

     During the nine months ended September 30, 1999, the Retirement Fund paid the Individual General Partner distributions totaling $2,199 and Managing General Partner distributions totaling $516,000 (which includes $494,000 of MGP Distributions). As of September 30, 1999, the Managing General Partner has earned a total of $30,752,000 million in MGP Distribution, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution Amount.

11.  Income Taxes

     No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1998, the tax basis of the Retirement Fund's assets are greater than the amounts reported in the financial statements by approximately $12,200,000. This difference is primarily attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

12. Subsequent Events

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review the Retirement Fund's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who was serving as a representative of the Funds), in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, the Retirement Fund's potential indemnification obligations to Thomas H. Lee and the liquidity of the Retirement Fund's remaining assets. Following discussion of the issues, the Individual General Partners of the Retirement Fund determined that, to the extent that the Retirement Fund may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly the Individual General Partners determined that it would not be prudent to make distributions to Partners at this time and therefore, the Retirement Fund has reserved all the proceeds received from the sale of Fitz & Floyd, Inc. This reserve will be reviewed each quarter by the General Partners of the Retirement Fund.

                                                               SCHEDULE 1
                                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            Supplemental Schedule of Realized Gains and Losses
                                              For the Nine Months Ended September 30, 1999
                                                         (Dollars in Thousands)
                                                               (Unaudited)


                                                             Par Value or       Investment           Net              Realized
Security                                      Security     Number of Shares        Cost            Proceeds             Loss
--------                                      -------      ----------------    ----------        ----------         ----------
Soretox
  Stablex Canada Inc.                         Various         Various          $    7,565        $    6,395         $   (1,170)

Fitz and Floyd, Inc.                          Various         Various               9,828             7,530             (2,298)
                                                                               ----------        ----------         ----------
Total Realized Loss for Nine Months
  ended September 30, 1999                                                     $   17,393        $   13,925         $   (3,468)
                                                                               ==========        ==========         ==========

See Accompanying Notes to Financial Statements (Unaudited).


                                                            SCHEDULE 2
                                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                        Schedule of Unrealized Appreciation (Depreciation)
                                           For The Nine Months Ended September 30, 1999
                                                      (Dollars in Thousands)
                                                           (Unaudited)

                                                                    Unrealized     Unrealized
                                                                   Appreciation   Appreciation       Total             Total
                                                                  (Depreciation) (Depreciation)    Unrealized        Unrealized
                                                                  for the Three   for the Nine    Appreciation      Appreciation
                                                                   Months Ended   Months Ended   (Depreciation)    (Depreciation)
                                          Investment  Fair         September 30,  September 30,  at December 31,  at September 30,
Security                                     Cost     Value             1999           1999           1998              1999
--------                                  ----------  ------       -------------  -------------  --------------   ----------------

Non Public Securities:

Biolease, Inc.
  Common Stock*                           $      62  $    -        $           -  $           -  $          (62)  $            (62)
  Subordinated Notes*(a)                        443     257                    -              -            (207)              (207)
FLA. Orthopedics, Inc.
  Preferred  Stock*                             987       -                    -              -            (987)              (987)

                                                                   -------------  -------------  --------------   ----------------
Total Unrealized Depreciation
  From Non Public Securities                                                  -               -         (1,256)            (1,256)
                                                                   -------------  -------------  --------------   ----------------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold
   in 1999
Soretox
  Subordinated Notes*                                                         -          4,610          (4,610)                 -
Fitz and Floyd, Inc.
  Preferred Stock*                                                        6,271          6,271          (6,271)                 -
                                                                  -------------  -------------  --------------   ----------------
Total Reversal of Unrealized Appreciation
   (Depreciation) from Securities Sold in 1999                            6,271         10,881         (10,881)                 -
                                                                  -------------  -------------  --------------   ----------------
Net Unrealized Appreciation (Depreciation)
                                                                  $       6,271  $      10,881  $      (12,137)  $         (1,256)
                                                                  =============  ============= ===============   ================


*  Restricted Security
(a) Investment cost excludes accretion of discount of $22.

See Accompanying Notes to Financial Statements (Unaudited).

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $20,000,000 for the Retirement Fund. As of November 15, 1999 this remaining reserve balance was approximately $3,400,000 due to follow-on investments in Petco Animal Supplies, FFSC, Inc., Fine Clothing, Inc., Hills and Ghirardelli. Additionally, approximately $7,700,000 of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     On March 12, 1999, the Retirement Fund and Fund II (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding and held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000; of which $6,395,000 was allocated to the Retirement Fund. The Retirement Fund recognized a loss of approximately $1.2 million from this transaction. The Distributable Capital Proceeds relating to this transaction were included with the first quarter distribution to Limited Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any Distributable Capital Proceeds relating to future receipts by the Retirement Fund pursuant to the Agreement will be payable to Limited Partners of record as of the date of the receipt of such proceeds.

     On August 27, 1999, the Funds completed the sale of all of its shares of Fitz and Floyd, Inc. Capital Stock (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. The Retirement Fund received net sale proceeds of $7,560,000, which includes payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. The Retirement Fund recognized a loss of approximately $2.3 million from this transaction. The distribution of the Distributable Capital Proceeds relating to this transaction will be made in accordance with the terms of the Partnership Agreement.

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review the Retirement Fund's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who was serving as a representative of the Funds), in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, the Retirement Fund's potential indemnification obligations to Thomas H. Lee and the liquidity of the Retirement Fund's remaining assets. Following discussion of the issues, the Individual General Partners of the Retirement Fund determined that, to the extent that the Retirement Fund may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly the Individual General Partners determined that it would not be prudent to make distributions to Partners at this time and therefore, the Retirement Fund has reserved all the proceeds received from the sale of Fitz & Floyd, Inc. This reserve will be reviewed each quarter by the General Partners of the Retirement Fund.



     At September  30, 1999,  the  Retirement  Fund had  outstanding a total (at cost) of $10,657,000 invested in Mezzanine Investments representing $9,156,000 Managed and $1,501,000 Non-Managed portfolio investments. The remaining proceeds were invested in a Temporary Investment in commercial paper with a maturity of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions ("MGP Distributions"), after Limited Partners have received their Priority Return of 10% per annum. The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of September 30, 1999 there is no outstanding Deferred Distribution Amount.

     The proportion of distributions provided by net investment income has decreased significantly from prior years due primarily to increased sales and redemptions of Mezzanine Investments and a resulting decrease in investment income as those holdings cease to generate interest income. As a result, it is expected that the amount of any future cash distributions, in aggregate, paid to Limited Partners will almost entirely be derived from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distributions resulting from the future sale of portfolio holdings, the Retirement Fund will have available only small amounts of Net Distributable Cash from Operations, estimated to be less than one dollar per Unit each quarter, for any future distributions.

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

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-Q, the Retirement Fund may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, the Retirement Fund notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q, and as more fully detailed in Form 10-K incorporated by reference herein. The Retirement Fund undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations

Investment Income and Expenses

     For the three and nine months ended September 30, 1999, the Retirement Fund had net investment income of $114,000 and $368,000 as compared to $46,000 and $104,000 for the same periods in 1998. The increase in net investment income in 1999 as compared to 1998 is the result of the settlement of litigation in 1998 resulting in lower legal and professional fees in 1999. The increase in net investment income during the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is due to a decrease in legal and professional fees and Reimbursable Administrative Expenses partially offset by a decrease in investment income during 1999 as future described below.

     The investment income from operations for the period consists primarily of interest and discount income earned on the investment of proceeds from partners' contributions in Mezzanine Investments and short-term money market instruments. For the nine months ended September 30, 1999, the Retirement Fund had investment income of 1,173,000 as compared to $1,244,000 for the same period in 1998. The decrease in investment income from 1998 to 1999 is directly attributable to the sale of income producing portfolio companies in 1998 and 1999. For the three months ended September 30, 1999, the Retirement Fund had investment income of $388,000 as compared to $389,000 for the same period in 1998.

     Major expenses for the period consisted of Investment Advisory Fees, Fund Administration Fees, and Reimbursable Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid to the Investment Adviser by the Retirement Fund for the three and nine months ended September 30, 1999 and 1998 was $134,000, $401,000, $130,000, and
$424,000, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis. These decreases in Investment Advisory Fees are a direct result of the sales of investments, returns of capital distributed to Partners and realized losses on investments.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Fund. For the three and nine months ended September 30, 1999 and 1998, The Retirement Fund incurred Fund Administration Fees of $45,500, $134,000, $44,000 and $134,000, respectively.

     Actual out-of-pocket expenses ("Reimbursable Administrative Expenses") primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and nine months ended September 30, 1999 and 1998, the Retirement Fund incurred Reimbursable Administrative Expenses in the amount of $46,000, $186,000, $96,000 and $313,000 respectively. The decrease in Reimbursable Administrative Expenses for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is due to a overall reduction in auditing, custodian, printing and legal administration fees during 1999 resulting from fewer investments held by the Retirement Fund during 1999.

     Legal and professional fees for the three and nine months ended September 30, 1999 1998 and were $29,000, $55,000, $29,000 and $203,000, respectively.
These expenses were attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with the certain litigation proceedings. The decrease in legal and professional fees for the nine months ended September 30, 1999 as compared to the same period in 1998 resulted from the increased costs incurred by the Retirement Fund in connection with the settlement of the Seidel litigation in the first half of 1998.

Net Assets

     The Retirement Fund's net assets increased by $7,781,000 during the nine months ended September 30, 1999, due to net investment income of $368,000 and reversal of unrealized depreciation of $10,881,000 partially offset by cash distributions to partners of $8,325,000 ($6,812,000 of which was return of capital from the sale of portfolio investments) and realized losses of $3,468,000. This compares to the decrease of net assets by $8,580,000 during the nine months ended September 30, 1998, due to the payment of cash distributions to partners of $16,244,000, unrealized depreciation of $243,000, and reversal of unrealized appreciation of $263,000 partially offset by realized gains of $8,066,000 and net investment income of $104,000.

Unrealized Appreciation and Depreciation on Investments

     For the nine months ended September 30, 1999, the Retirement Fund recorded a reversal of net unrealized depreciation of $10,881,000. This compares to an increase in net unrealized depreciation of $243,000 and a reversal of unrealized appreciation of $263,000 for the same period in 1998. The Retirement Fund's cumulative net unrealized depreciation as of September 30, 1999 totaled $1,256,000.

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

     Approximately 48.0% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction. As of September 30, 1999 Retirement Fund's investment in Big V Supermarkets Inc. represents approximately 43.5% of the Retirement Fund's fair value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses on Investments

     For the nine months ended September 30, 1999, the Retirement Fund recorded net realized losses from investments of $3,468,000 as compared to net realized gains of $8,066,000 for the same period in 1998. For additional information, please refer to Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On May 10, 1999, the Individual General Partners approved the first quarter 1999 cash distribution which represents net investment income of $133,000 from Mezzanine Investments and Net Distributable Capital Proceeds from the sale of Stablex of $6,395,000 (all of which is return of capital). The total amount distributed to Limited Partners was $6,479,000 or $36.50 per Unit, which was paid on May 14, 1999. The Managing General Partner received a total of $18,000 with respect to its interest in the Retirement Fund and $28,000 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $1,825 with respect to his interest in the Retirement Fund.

     On August 3, 1999, the Individual General Partners approved the second quarter 1999 cash distribution which represents Net Distributable Cash of $111,000 from Mezzanine Investments and $1,715 from Temporary Investments. The total amount distributed to Limited Partners was $91,000 or $.51 per Unit, which was paid on August 13, 1999. The Managing General Partner received a total of $252 with respect to its interest in the Retirement Fund and $22,000 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $25 with respect to his interest in the Retirement Fund.

     A number of the Retirement Fund's debt investments have been repaid and one is on non-accrual status. These situations reduce the amount of interest income received by the Retirement Fund. As a result, it is expected that the amount of any future cash distributions, in aggregate, paid to Limited Partners will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distributions resulting from the future sale of portfolio holdings, the Retirement Fund will have available only small amounts of Net Distributable Cash from Operations, estimated to be less than one dollar per Unit each quarter, for any future distributions.

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

     Merrill Lynch participated in further industrywide testing during March and April 1999, sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industy tests througout the world.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


     As of September 30, 1999, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Retirement Fund's financial position.

Part II - Other Information

     Item 1.   Legal Proceedings.
               -----------------

               None

     Item 2.   Changes in Securities and Use of Proceeds.
               -----------------------------------------

               None

     Item 3.   Defaults Upon Senior Securities.
               -------------------------------

               None

     Item 4.   Submission of Matters to a Vote of Security Holders.
               ---------------------------------------------------

               None

     Item 5.   Other Information.
               -----------------
               None

     Item 6.   Exhibits and Reports on Form 8-K.
               --------------------------------

               (a) Exhibits:

                   Exhibit 27 - Financial Data Schedule for the quarter ended September 30, 1999.

               (b) Reports on form 8-K:

                   None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on 15th day of November, 1999.


                        ML-LEE ACQUISITION FUND (RETIREMENT
                            ACCOUNTS) II, L.P.

                        By: Mezzanine Investments II, L.P.,
                            Managing General Partner

                        By: ML Mezzanine II Inc.,
                            its General Partner




Dated: November 15, 1999    /s/   Kevin T. Seltzer
                            ----------------------------
                            Kevin T. Seltzer
                            ML Mezzanine II, Inc.
                            Vice President and Treasurer
                            (Principal Financial Officer of Registrant)