Form 10-K
period 1999-12-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2000-03-30
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

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

                                   Part I

Item l.    Business

     Formation

     ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") (formerly T.H. Lee Acquisition Fund (Retirement Accounts) II, L.P.) was formed along with ML-Lee Acquisition Fund II, L.P. ("Fund II"); collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Retirement Fund's operations commenced on November 10, 1989 and were scheduled to terminate on December 20, 1999. However, the initial ten year term of the Retirement Fund has been extended for an additional two year period. The Individual General Partners (as defined below) have the right to extend the term of the Retirement Fund for an additional one year period if they determine that such extension is in the best interest of the Retirement Fund.

     Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners (as defined below and herein after with the Managing General Partner as the "General Partners"), is responsible for overseeing and monitoring the Retirement Fund's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P. (the
"Investment Adviser" to the Funds) is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee. ML Fund Administrators Inc. (the "Fund Administrator") is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and is responsible for the day-to-day administrative services necessary for the operations of the Retirement Fund.

     The Retirement Fund elected to operate as a business development company under the Investment Company Act of 1940 as amended ("Investment Company Act"). The Retirement Fund's primary investment objective is to provide current income and capital appreciation potential by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. The Retirement Fund could also invest in "bridge investments" if it believed that such investments would facilitate the consummation of a mezzanine financing. The Retirement Fund considers this activity to constitute a single industry segment of mezzanine financing investing.

     The Retirement Fund invested substantially all of its net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock linked with an equity participation of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Retirement Fund's Mezzanine Investments typically were issued in private placement transactions which are generally subject to certain restrictions on sales thereby limiting their liquidity. The Retirement Fund was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of the Retirement Fund's investment period terminated at various times through December 21, 1993.

     The Funds offered an aggregate of 1 million units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission pursuant to a Registration Statement on Form N-2 (File No. 33-25816), effective September 6, 1989. The information set forth under the heading "Risk and Other Important Factors", "Estimated Use of Proceeds", "Mezzanine Financing", "Investment Objectives and Policies" and "Conflicts of Interest" in the Prospectus of the Retirement Fund dated September 6, 1989, filed with the Securities and Exchange Commission pursuant to Rule 497(b) under the Securities Act of 1933 (the "Prospectus"), is incorporated herein by reference.

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

     Mezzanine and Bridge Investments

     As of December 31, 1999,  the Retirement  Fund had  outstanding a total (at cost) of $10,656,000 invested in Mezzanine Investments representing $9,156,000 Managed and $1,500,000 Non-Managed portfolio investments. At December 31, 1999, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     The Retirement Fund's reinvestment period ended on December 21, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS SOLD DURING 1999
     --------------------------------------

     Soretox (Stablex Canada, Inc.)
     ------------------------------

     On March 12, 1999, the Funds entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada, Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000, of which $6,395,000 was allocated to the Retirement Fund. The Retirement Fund recognized a loss of approximately $1.2 million from this transaction. The Distributable Capital Proceeds relating to this transaction were included with the first quarter distribution to Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada, Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any
Distributable Capital Proceeds relating to future receipts by the Retirement Fund pursuant to the Agreement will be payable to Partners of record as of the date of the receipt of such proceeds. The Retirement Fund ascribes no value to this contingent payment for financial reporting purposes.

     Fitz & Floyd, Inc.
     ------------------

     On August 27, 1999, the Funds completed the sale of all of its shares of the capital stock of Fitz and Floyd, Inc. (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. The Retirement Fund received net sale proceeds of $7,530,000, which included payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. The Retirement Fund recognized a loss of approximately $2.3 million from this transaction. The distribution of the Distributable Capital Proceeds relating to this transaction, if any (see below), will be made in accordance with the terms of the Partnership Agreement.

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review the Retirement Fund's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee, who had been serving on the Hills Board of Directors as a representative of the Funds. The Hills litigation was brought in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, and the Retirement Fund's potential indemnification obligations to Thomas H. Lee, as well as the liquidity of the Retirement Fund's remaining assets. Following discussion of the issues, the Individual General Partners of the Retirement Fund determined that, to the extent that the Retirement Fund may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly the Individual General Partners determined that it would not be prudent to make distributions to Partners at such time. Thus, the Retirement Fund has reserved all the proceeds received from the sale of Fitz & Floyd, Inc., as well as the third quarter income from operations. This reserve will be reviewed each quarter by the General Partners of the Retirement Fund in light of the status of the litigation. On March 7, 2000, the General Partners reviewed the status of the Hills matter and again determined that it would not be prudent to make distributions to Partners at such time. On February 22, 2000, the court granted defendents motion for summary judgement dismissing claims against Mr. Lee. Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendents, which is currently scheduled to commence in May 2000.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES
     ------------------------------------------

     The following is a brief description of the companies in the Retirement Fund's Managed Company portfolio as of December 31, 1999:

     Big V Supermarkets, Inc. ("Big V")
     ---------------------------------

     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost as of December 31, 1999.

     Cole National Corporation ("Cole")
     ----------------------------------

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The Retirement Fund has valued its remaining investment in Cole at zero.


     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES
     ----------------------------------------------

     The following is a brief description of the companies in the Retirement Fund's Non-Managed Company portfolio as of December 31, 1999:

     BioLease, Inc. ("Biolease")
     ---------------------------

     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. The Retirement Fund's investment in BioLease Common Stock was written down to zero, and the Subordinated Notes were written down to approximately 50% of par value during the year ended December 31, 1997. As of December 31, 1999, total net unrealized depreciation was $269,000.

     FLA. Orthopedics, Inc.
     ---------------------

     FLA. Orthopedics, Inc., headquartered in Miami, manufactures, markets and distributes production in two major lines of business: ergonomically designed safety products and orthopedic soft goods. The Retirement Fund has valued its remaining investment in FLA. Orthopedics, Inc. at zero, which resulted in total net unrealized depreciation of $987,000 as of December 31, 1999.


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

        None.


Item 4. Submission of Matters to a Vote of Security-Holders

        No matters were submitted to a vote of the Limited Partners of the Retirement Fund during the fourth quarter ended December 31, 1999.

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

     The approximate number of Unit holders as of January 1, 2000, the last effective date of transfer (as described below), was 17,475. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partner interests in the Retirement Fund.

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

     Cash Distributions

     Generally, the Retirement Fund has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. However, the Retirement Fund's ability to make future cash distributions is restricted. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - the information contained, which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule


                                                                      For the Years Ended December 31,
TOTAL FUND INFORMATION:                              1999          1998             1997              1996              1995
                                                -----------    -----------      ------------       -----------       ------------
Net Investment Income                           $   337,251    $ 1,922,189      $  4,275,516       $ 5,516,846       $  3,071,361

Net Realized Gain (Loss) on Sales of             (3,468,662)    (9,869,500)           74,228         4,755,563          9,262,616
    Investments

Net Change in Unrealized Appreciation
   (Depreciation) on Investments                 10,881,662     17,438,728        (6,285,381)      (14,768,911)       (28,395,532)

Cash Distributions to Partners                    8,325,079     20,876,516        14,242,934        34,722,409         29,053,844

Net Assets                                       21,118,625     21,693,451        33,078,550        49,257,119         88,476,031

Cost of Mezzanine Investments                    10,656,462     28,049,200        57,865,408        63,818,387         88,353,161

Total Assets                                     21,277,376     21,798,979        33,261,494        49,627,131         89,303,296


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                               $      6.40    $     16.66      $      31.03       $     35.32        $     30.42

Expenses                                              (4.94)         (7.58)            (7.99)           (15.56)            (18.88)
                                                -----------    -----------      ------------       -----------        -----------
Net Investment Income                           $      1.46    $      9.08      $      23.04       $     19.76        $     11.54
                                                ===========    ===========      ============       ===========        ===========

Net Realized Gain (Loss) on Sales
 of Investments                                 $    (19.65)   $    (63.45)     $        .42       $     21.99        $     43.12

Net Change in Unrealized Appreciation
  (Depreciation) on Investments                       61.11          98.00            (35.30)           (82.94)           (159.46)

Cash Distributions                                    43.98         107.11             65.96            166.55             140.82

Cumulative Cash Distributions                      1,476.31       1,432.33          1,325.22          1,259.26           1,092.71

Net Asset Value                                      117.89         118.96            185.13            262.93             470.67



See Cash Distributions Schedule for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     At the regular quarterly meeting of the General Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") held on December 14, 1999, the Individual General Partners determined to extend the initial ten year term of the Retirement Fund, which was due to terminate December 20, 1999, for an additional two year period, in order to better allow the Retirement Fund to deal with its assets pending their liquidation. Pursuant to the terms set forth under Section 2.4 of the Partnership Agreement, the term of the Retirement Fund will now expire on December 20, 2001. The Individual General Partners have the right to extend the term of the Retirement Fund for and additional one year period if they determine that such extension is in the best interest of the Retirement Fund.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $20,000,000 for the Retirement Fund. As of March 30, 2000, this remaining reserve balance was approximately $3,400,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills and Ghirardelli Holdings and Anchor Advanced Products. Additionally, approximately $7,700,000 of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     On March 12, 1999, the Retirement Fund and Fund II (together the "Funds") entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada, Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000, of which $6,395,000 was allocated to the Retirement Fund. The Retirement Fund recognized a loss of approximately $1.2 million from this transaction. The Distributable Capital Proceeds relating to this transaction were included with the first quarter distribution to Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada, Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any
Distributable Capital Proceeds relating to future receipts by the Retirement Fund pursuant to the Agreement will be payable to Partners of record as of the date of the receipt of such proceeds. The Retirement Fund ascribes no value to this contingent for financial reporting purposes.

     On August 27, 1999, the Funds completed the sale of all of its shares of the capital stock of Fitz and Floyd, Inc. (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. The Retirement Fund received net sale proceeds of $7,530,000, which included payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. The Retirement Fund recognized a loss of approximately $2.3 million from this transaction. The distribution of the Distributable Capital Proceeds relating to this transaction, if any (see below), will be made in accordance with the terms of the Partnership Agreement.

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review the Retirement Fund's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee, who had been serving on the Hills Board of Directors as a representative of the Funds. The Hills litigation was brought in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, and the Retirement Fund's potential indemnification obligations to Thomas H. Lee, as well as the liquidity of the Retirement Fund's remaining assets. Following discussion of the issues, the Individual General Partners of the Retirement Fund determined that, to the extent that the Retirement Fund may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly the Individual General Partners determined that it would not be prudent to make distributions to Partners at such time. Thus, the Retirement Fund has reserved all the proceeds received from the sale of Fitz & Floyd, Inc., as well as the third quarter income from operations. This reserve will be reviewed each quarter by the General Partners of the Retirement Fund in light of the status of the litigation. On March 7, 2000, the General Partners reviewed the status of the Hills matter and again determined that it would not be prudent to make distributions to Partners at such time. On February 22, 2000, the court granted defendents motion for summary judgement dismissing claims against Mr. Lee. Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendents, which is currently scheduled to commence in May 2000.

     At December 31, 1999, the Retirement Fund had outstanding a total (at cost) of $10,656,000 invested in Mezzanine Investments representing $9,156,000 Managed and $1,500,000 Non-Managed portfolio investments. The remaining proceeds were invested in a Temporary Investment in commercial paper with a maturity of less than 60 days.


     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of December 31, 1999 there is no outstanding Deferred Distribution Amount.

     A number of the Retirement Fund's debt investments have been repaid and one is on non-accrual status. These situations reduce the amount of interest income received by the Retirement Fund. As a result, it is expected that the amount of any future cash distributions, in aggregate, paid to Partners will almost entirely be derived from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distributions resulting from the future sale of portfolio holdings, the Retirement Fund will have available for any future cash distributions, to the extent not reserved to pay expenses and contingencies, only small amounts of net distributable cash from operations, estimated to be less than one dollar per Unit each quarter.

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

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-K, the Retirement Fund may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, the Retirement Fund notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-K. The Retirement Fund undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations

Net Investment Income

     For the year ended December 31, 1999, the Retirement Fund had net investment income of $337,000 as compared to $1,922,000 and $4,725,000 for the years ended 1998 and 1997, respectively. The decrease in net investment income during 1999 as compared to 1998 and 1998 as compared to 1997 is primarily attributable to the sales of income producing companies during 1999 and 1998 and other factors as described below.

Investment Income and Expenses

     The total investment income from operations for the years ended December 31, 1999, 1998, and 1997 consists primarily of interest and discount income earned on the investment of proceeds from Partner's contributions in Mezzanine Investments and short-term money market instruments. For the year ended December 31, 1999, the Retirement Fund had investment income of $1,482,000 as compared to $3,271,000 and $5,698,000 for the years ended 1998 and 1997, respectively. The decrease in investment income during 1999 as compared to 1998 and 1998 as compared to 1997 is directly attributable to the sale of income producing companies during 1999 and 1998.

     Major expenses for the years ended December 31, 1999, 1998, and 1997 consisted of Investment Advisory Fees and Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees paid by the Retirement Fund to the Investment Adviser for the years ended December 31, 1999, 1998 and 1997 were $534,000, $550,000 and $622,000 respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis. The decrease in Investment Advisory Fees are a direct result of sales of investments, returns of capital distributed to Partners and realized losses on investments.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus 100% of all reimbursable expenses (as defined below) incurred by the Retirement Fund. Prior to November 1997, the Fund Administration Fee was calculated at an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and realized losses. For the years ended December 31, 1999, 1998 and 1997 the Retirement Fund incurred Fund Administration Fees of $178,000, $178,000 and $458,000, respectively.

     Actual out-of-pocket expenses ("Reimbursable Administrative Expenses") primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the years ended December 31, 1999, 1998 and 1997 the Retirement Fund incurred $314,000, $336,000, and $113,000, respectively, in Reimbursable Administrative Expenses. Subsequent to November 1997, the Fund Administrator is entitled to reimbursement for 100% of Reimbursable Administrative Expenses while, prior to November 1997, the Fund Administrator was entitled to reimbursement for only a portion of such expenses.

     Legal and professional fees for the years ended December 31, 1999, 1998 and 1997 were $42,000, $208,000 and $136,000, respectively. These expenses are largely attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with certain litigation proceedings. The decrease in legal and professional fees for the year ended December 31, 1999 as compared to the year ended December 31, 1998, as well as the increase in legal and professional fees for the year ended December 31, 1998 as compared to the year ended December 31, 1997, resulted from the increased legal fees incurred by the Retirement Fund in connection with the settlement of the Seidel litigation in the first half of 1998.

Net Assets

     The Retirement Fund's net assets increased by $7,750,000 during the year ended December 31, 1999, due to net investment income of $337,000 and reversal of net unrealized depreciation of $10,881,000, partially offset by cash distributions to partners of $8,325,000 ($6,372,000 of which was return of capital from the sales of Mezzanine Investments) and a net realized loss from the sales of Mezzanine Investments of $3,468,000.

     The Retirement Fund's net assets decreased by $11,385,000 during the year ended December 31, 1998, due to the payment of cash distributions to partners of $20,877,000 ($10,877,000 of the cash distributions paid was return of capital from the sales of Mezzanine Investments) and a net realized loss of $9,869,000 from the sales of Mezzanine Investments, partially offset by net investment income of $1,922,000 and net unrealized appreciation of $17,439,000.

     The Retirement Fund's net assets decreased by $16,179,000 during the year ended December 31, 1997, due to the payment of cash distributions to partners of $14,243,000 (approximately $10,800,000 of the cash distributions paid was return of capital from the sales of Mezzanine Investments) and net unrealized depreciation of $6,285,000, partially offset by net investment income of $4,275,000 and a net realized gain of $74,000 from the sales of Mezzanine Investments.

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1999, the Retirement Fund recorded net unrealized appreciation of $10,881,000 all of which was related to the reversal of net unrealized depreciation in market value of publicly traded securities sold in 1999. This compares to net unrealized appreciation of $17,439,000 for 1998, all of which was related to the reversal of net unrealized depreciation in market value of publicly traded securities sold in 1998. For the year ended December 31, 1997, the Retirement Fund recorded net unrealized depreciation of $6,285,000 of which $3,275,000 was related to net unrealized depreciation in market value of publicly traded securities. The Retirement Fund's cumulative net unrealized depreciation on investments as of December 31, 1999 totaled $1,256,000.

     The Managing General Partner and the Investment Adviser review the valuation of the Retirement Fund's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accreted value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

     Approximately 47.7% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction. As of December 31, 1999, the Retirement Fund's investment in Big V Supermarkets Inc. represents approximately 43.3% of the Retirement Fund's fair value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Net Unrealized Appreciation and Depreciation - Schedule 2.

Net Realized Gains and Losses

     For the year ended December 31, 1999, the Retirement Fund recorded a net realized loss from investments of $3,468,000 as compared to a net realized loss of $9,869,000 for the year ended December 31, 1998 and a net realized gain of $74,000 for the year ended December 31, 1997. For additional information related to the current year, please refer to the Supplemental Schedule of Net Realized Loss - Schedule 1.

Cash Distributions

     On May 10, 1999, the Individual General Partners approved the first quarter 1999 cash distribution which represented net investment income of $133,000 from Mezzanine Investments and net Distributable Capital Proceeds from the sale of Stablex of $6,395,000 (all of which is return of capital). The total amount distributed to Limited Partners was $6,479,000 or $36.50 per Unit, which was paid on May 14, 1999. The Managing General Partner received a total of $18,000 with respect to its interest in the Retirement Fund and $28,000 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $1,825 with respect to his interest in the Retirement Fund.

     On August 3, 1999, the Individual General Partners approved the second quarter 1999 cash distribution which represented Net Distributable Cash of $111,000 from Mezzanine Investments and $1,715 from Temporary Investments. The total amount distributed to Limited Partners was $91,000 or $.51 per Unit, which was paid on August 13, 1999. The Managing General Partner received a total of $252 with respect to its interest in the Retirement Fund and $22,000 in MGP Distributions. Thomas H. Lee, as an Individual General Partner, received $25 with respect to his interest in the Retirement Fund.

     A number of the Retirement Fund's debt investments have been repaid and one is on non-accrual status. These situations reduce the amount of interest income received by the Retirement Fund. As a result, it is expected that the amount of any future cash distributions, in aggregate, paid to Partners will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distributions resulting from the future sale of portfolio holdings, the Retirement Fund will have available for any future cash distributions, to the extent not reserved to pay expenses and contingencies (see discussion of Hills matter above), only small amounts of net distributable cash from operations, estimated to be less than one dollar per Unit each quarter.

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

     Cash Distributions The following table represents distributions approved by the
Individual General Partners of the Retirement Fund since inception (November 10, 1989):

                            Total           Limited                     Per Unit    Managing                   Individual
                         Distributed        Partners                    Return of    General     Incentive       General
                           Cash(a)           Amount       Per Unit       Capital     Partner      Fee (b)        Partner
                         ------------      ----------     --------      ---------   ---------    ---------     ----------
Fourth Quarter 1989      $  1,049,749    $  1,046,507    $    6.59        $     -   $  2,947    $       -     $      295
First Quarter 1990          2,906,023       2,897,045        16.32              -      8,162                         816
Second Quarter 1990         3,586,751       3,479,294        19.60              -     10,073       96,377          1,007
Third Quarter 1990          2,735,077       2,726,630        15.36              -      7,679            -            768
Fourth Quarter 1990         4,076,832       3,891,129        21.92              -     11,446      173,112          1,145
First Quarter 1991          2,297,038       2,289,944        12.90              -      6,449            -            645
Second Quarter 1991         2,920,264       2,911,246        16.40              -      8,198            -            820
Third Quarter 1991          2,327,308       2,320,120        13.07              -      6,535            -            653
Fourth Quarter 1991         2,646,044       2,637,873        14.86              -      7,428            -            743
First Quarter 1992          3,055,858       3,046,157        17.16              -      8,843            -            858
Second Quarter 1992         3,272,572       3,262,726        18.38              -      8,927            -            919
Third Quarter 1992          2,638,921       2,630,772        14.82              -      7,408            -            741
Fourth Quarter 1992         2,897,119       2,888,169        16.27              -      8,136            -            814
Snapple Distribution
  on 4/13/93               12,786,849      12,747,352        71.81          71.81     35,906            -          3,591
First Quarter 1993         19,889,862      19,828,426       111.70          97.16     55,851            -          5,585
Second Quarter 1993         1,230,430       1,226,629         6.91           3.49      3,455            -            346
Third Quarter 1993          5,555,625       5,538,468        31.20           1.89     15,597            -          1,560
Fourth Quarter 1993        13,364,699      11,905,931        67.07              -     38,388    1,416,541          3,839
First Quarter 1994         14,934,550      14,117,768        79.53          72.50     41,938      770,650          4,194
Second Quarter 1994         3,184,138       2,792,311        15.73          10.00      8,941      381,992            894
Third Quarter 1994            810,197         807,693         4.55           2.79      2,276            -            228
Snapple Distribution
  on 12/15/94              78,114,228      63,770,489       359.24          13.81    237,847   14,082,107         23,785
Fourth Quarter 1994           279,288         221,894         1.25              -        627       56,704             63
EquiCredit Distribution
  on 2/14/95                8,303,171       6,860,956        38.65           3.82     24,411    1,415,363          2,441
First Quarter 1995          5,893,413       4,899,415        27.60          26.48     13,801      978,817          1,380
Second Quarter 1995         2,077,699       1,352,664         7.62            .38      4,820      719,733            482
Third Quarter 1995          1,890,622       1,088,166         6.13           5.61      3,069      799,080            307
Sun Pharmaceuticals
  Distribution on
  12/11/95                 10,606,018      10,574,568        59.57          51.57     28,591            -          2,859
Fourth Quarter 1995            19,587          19,527          .11              -         55            -              5
CST Distribution on
  5/3/96                   13,800,125       9,773,975        55.06          42.04     27,529    3,995,868          2,753
First Quarter 1996            765,250          76,331          .43              -        217      688,680             22
Ghirardelli
  Distribution on
  5/3/96                   10,731,976      10,698,829        60.27          46.38     30,134            -          3,013
Second Quarter 1996         9,302,264       8,889,952        50.08          26.52     25,043      384,765          2,504
Third Quarter 1996            106,839         106,509          .60              -        300            -             30
Fourth Quarter 1996         1,361,776       1,175,149         6.62           6.17      3,310      182,986            331
First Quarter 1997            268,515          55,030          .31            .01        157      213,312             16
Anchor Distribution
  on 5/15/97               10,162,057       7,821,311        44.06          44.04     22,029    2,316,514          2,203
Second Quarter 1997         1,783,646       1,586,984         8.94           5.11      4,471      191,744            447
Third Quarter 1997          1,091,200       1,070,415         6.03           5.62      3,015       17,469            301
Fourth Quarter 1997           276,969         236,096         1.33            .19        514       40,308             51
First Quarter 1998          1,151,505       1,098,818         6.19           4.39      3,092       49,286            309
First Alert Distribution
  on May 15, 1998          11,975,068      11,080,486        62.42          20.66     31,213      860,248          3,121
Second Quarter 1998         2,471,545       2,463,908        13.88          13.62      6,943            -            694
Third Quarter 1998             40,829          26,627          .15              -         79       14,115              8
Cinnabon Distribution on
  November 16, 1998         4,536,339       4,162,727        23.45          22.22     11,725      360,714          1,173
Fourth Quarter 1998         1,684,249       1,237,280         6.97           2.34      3,489      443,131            349
First Quarter 1999          6,527,847       6,479,297        36.50          35.92     18,250       28,475          1,825
Second Quarter 1999           112,983          90,533          .51              -        252       22,173             25
                         ------------    ------------    ---------      ---------  ---------  -----------      ---------
Totals (c)               $293,500,914    $261,910,126    $1,476.31      $  636.54  $ 809,566  $30,700,264      $  80,958
                         ============    ============    =========      =========  =========  ===========      =========

(a)  Distributions are paid no later than 45 days after the end of each quarter.

(b)  MGP Distributions to the Managing General Partner are the result of Limited Partners achieving cumulative
     Priority Returns on Mezzanine Investments, in accordance with the Partnership Agreement.

(c)  As more fully discussed in Item 1, Business, Review of Investments Sold During 1999, the Individual General
     Partners have determined that it would not be prudent to make distributions to Partners at this time. Accordingly, the Retirement Fund has reserved all the proceeds received from the sale of Fitz and Floyd, Inc., as well as the third and fourth quarter income from operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     As of December 31, 1999, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

Item 8.    Financial Statements and Supplemental Data




             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
  As of December 31, 1999 and December 31, 1998

Statements of Operations
  For the Years Ended December 31, 1999, 1998 and 1997

Statements of Changes in Net Assets
  For the Years Ended December 31, 1999, 1998 and 1997

Statements of Cash Flows
  For the Years Ended December 31, 1999, 1998 and 1997

Statements of Changes in  Partners'  Capital
  For the Years Ended December 31, 1999, 1998 and 1997

Schedule of Portfolio Investments
  as of December 31, 1999
Notes to Financial Statements

Supplemental Schedule of Net Realized Loss - Schedule 1

Supplemental Schedule of Net Unrealized Appreciation and Depreciation -
  Schedule 2

                       Report of Independent Accountants



To the General and Limited Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Fund") at December 31, 1999 and 1998, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1999 by correspondence with the custodian, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $9.4 million at December 31, 1999 (44.6% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of net realized loss (Schedule 1) and the schedule of net unrealized appreciation and depreciation (Schedule 2) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Fund's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.







/s/ PricewaterhouseCoopers LLP



New York, New York
March 27, 2000


                         ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                        STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                        (DOLLARS IN THOUSANDS)



                                                                                December 31, 1999        December 31, 1998
                                                                                ------------------       -----------------

Investments - Notes 2, 4, 5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $9,156
      at December 31, 1999 and at December 31, 1998)                            $            9,156       $           9,156
    Non-Managed Companies (amortized cost $1,500
      at December 31, 1999 and $18,894 at December 31, 1998)                                   266                   6,777
    Temporary Investments, at amortized cost (cost $11,698
      at December 31, 1999 and $4,029 at December 31, 1998)                                 11,727                   4,038
Cash                                                                                            32                      11
Accrued Interest and Other Receivables - Note 2                                                 92                   1,396
Receivable for Investment Sold                                                                   -                     417
Prepaid Expenses                                                                                 4                       3
                                                                                -------------------      -----------------
Total Assets                                                                    $           21,277       $          21,798
                                                                                ===================      =================

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                         $                5       $              25
    Reimbursable Administrative Expenses Payable - Note 8                                      125                      22
    Independent General Partners' Fees Payable - Note 9                                          5                      15
    Deferred Interest Income - Note 2                                                           24                      43
                                                                                ------------------       -----------------
Total Liabilities                                                                              159                     105
                                                                                ------------------       -----------------

Partners' Capital - Note 2
    Individual General Partner                                                                  11                      11
    Managing General Partner                                                                   181                     568
    Limited Partners (177,515 Units)                                                        20,926                  21,114
                                                                                ------------------       -----------------
Total Partners' Capital                                                                     21,118                  21,693
                                                                                ------------------       -----------------
Total Liabilities and Partners' Capital                                         $           21,277       $          21,798
                                                                                ==================       =================




                            See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      STATEMENTS OF OPERATIONS
                                       (DOLLARS IN THOUSANDS)




                                                                                 For the Years Ended December 31,
                                                                                -----------------------------------
                                                                                  1999         1998          1997
                                                                                -------       -------       -------
Investment Income - Notes 2, 4, 6
  Interest                                                                      $ 1,174       $ 2,861       $ 2,456
  Discount and Other Income                                                         308           410         3,242
                                                                                -------       -------       -------
    Total Investment Income                                                       1,482         3,271         5,698
                                                                                -------       -------       -------
Expenses:
  Investment Advisory Fee - Note 7                                                  534           550           622
  Fund Administration Fee - Note 8                                                  178           178           458
  Reimbursable Administrative Expenses - Note 8                                     314           336           113
  Legal and Professional Fees                                                        42           208           136
  Independent General Partners' Fees and Expenses - Note 9                           73            73            90
  Insurance Expense                                                                   4             4             4
                                                                                -------       -------       -------
    Total Expenses                                                                1,145         1,349         1,423
                                                                                -------       -------       -------
Net Investment Income                                                               337         1,922         4,275
                                                                                -------       -------       -------

Net Realized Gain (Loss) on Sales of Investments - Note 4 and Schedule 1         (3,468)       (9,869)           74
                                                                                -------       -------       -------
Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Note 5 and Schedule 2
   Publicly Traded Securities                                                         -        17,439        (3,275)
   Nonpublic Securities                                                          10,881             -        (3,010)
                                                                                -------       -------       -------
   Subtotal                                                                      10,881        17,439        (6,285)
                                                                                -------       -------       -------
Net Increase (Decrease) in Net Assets
  Resulting From Operations                                                       7,750         9,492        (1,936)
Less:  Earned MGP Distributions to Managing General Partner                        (108)       (1,727)         (318)
                                                                                -------       -------       -------
Net Increase (Decrease) Available For Pro-Rata
  Distribution To All Partners                                                  $ 7,642       $ 7,765       $(2,254)
                                                                                =======       =======       =======



                           See the Accompanying Notes to Financial Statements.

                        ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               STATEMENTS OF CHANGES IN NET ASSETS
                                     (DOLLARS IN THOUSANDS)




                                                                                       For the Years Ended December 31,
                                                                                   --------------------------------------
                                                                                1999               1998                  1997
                                                                              --------           ---------             ---------
From Operations:
  Net Investment Income                                                       $    337           $   1,922             $   4,275
  Net Realized Gain (Loss) on Sales of Investments                              (3,468)             (9,869)                   74
  Net Change in Unrealized Appreciation (Depreciation) on Investments           10,881              17,439                (6,285)
                                                                              --------           ---------             ---------
  Net Increase (Decrease) in Net Assets Resulting from Operations                7,750               9,492                (1,936)
  Cash Distributions to Partners                                                (8,325)            (20,877)              (14,243)
                                                                              --------           ---------             ---------

  Total Decrease                                                                  (575)            (11,385)              (16,179)
Net Assets:
  Beginning of Year                                                             21,693              33,078                49,257
                                                                              --------           ---------             ---------
  End of Year                                                                 $ 21,118           $  21,693             $  33,078
                                                                              ========           =========             =========



                           See the Accompanying Notes to Financial Statements.

                ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                               STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)


                                                                                    For the Years Ended December 31,
                                                                                  -------------------------------------
                                                                                 1999            1998              1997
                                                                               --------        --------          --------
Increase (Decrease) in Cash

Cash Flows from Operating Activities:
  Interest, Discount and Other Income                                          $ 2,747         $ 1,983           $ 5,975
  Fund Administration Fee                                                         (178)           (178)             (458)
  Investment Advisory Fee                                                         (534)           (550)             (622)
  Independent General Partners' Fees and Expenses                                  (83)            (68)             (108)
  (Purchase) Sale of Temporary Investments, Net                                 (7,669)            175             4,186
  Purchase of Portfolio Company Investments                                          -               -            (1,580)
  Proceeds from Sales of Portfolio Company Investments                          14,341          19,529             7,608
  Reimbursable Administrative Expense                                             (211)           (322)             (139)
  Legal and Professional Fees                                                      (67)           (267)             (175)
                                                                               -------         -------          --------
Net Cash Provided By Operating Activities                                        8,346          20,302            14,687
                                                                               -------         -------          --------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                (8,325)        (20,452)          (14,667)
                                                                               -------         -------          --------
Net Cash Used in Financing Activities                                           (8,325)        (20,452)          (14,667)
                                                                               -------         -------          --------
  Net Increase (Decrease) in Cash                                                   21            (150)               20
  Cash at Beginning of Year                                                         11             161               141
                                                                               -------         -------          --------
Cash at End of Year                                                            $    32         $    11          $    161
                                                                               =======         =======          ========

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities

  Net Investment Income                                                        $   337         $ 1,922          $  4,275
                                                                               -------         -------          --------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities:
   Decrease in Investments at cost                                               9,723          29,989            10,144
  (Increase) Decrease in Receivable for Investment Sold                            417            (417)                -
  (Increase) Decrease in Accrued Interest Receivable                             1,265          (1,288)              277
  (Increase) Decrease in Prepaid Expenses                                           (1)              1                 -
   Decrease in Legal and Professional Fees Payable                                 (20)            (55)              (39)
   Increase (Decrease) in Reimbursable Administrative Expenses Payable             103              13               (26)
   Increase (Decrease) in Independent General Partners' Fees Payable               (10)              6               (18)
   Net Realized Gain (Loss) on Sales of Investments                             (3,468)         (9,869)               74
                                                                               -------         -------          --------
Total Adjustments                                                                8,009          18,380            10,412
                                                                               -------         -------          --------
Net Cash Provided by Operating Activities                                      $ 8,346         $20,302          $ 14,687
                                                                               =======         =======          ========




                            See the Accompanying Notes to Financial Statements.

                     ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                     (DOLLARS IN THOUSANDS)



                                                                     Individual        Managing
                                                                      General           General          Limited
                                                                      Partner           Partner          Partners         Total
                                                                   --------------    -------------     -------------    ----------
Partners' Capital at January 1, 1997                               $           18    $       2,566     $      46,673    $   49,257
Allocation of Net Investment Income                                             1              184             4,090         4,275
Allocation of Net Realized Gain on Sales of Investments                         -                -                74            74
Allocation of Net Change in Unrealized
  Depreciation on Investments                                                  (2)             (17)           (6,266)       (6,285)
Cash Distributions to Partners                                                 (3)          (2,531)          (11,709)      (14,243)
                                                                   --------------    -------------     -------------    ----------
Partners' Capital at December 31, 1997                             $           14    $         202     $      32,862    $   33,078
                                                                   ==============    =============     =============    ==========

Partners' Capital at January 1, 1998                               $           14    $         202     $      32,862    $   33,078
Allocation of Net Investment Income                                             1              309             1,612         1,922
Allocation of Net Realized Loss on Sales of Investments                        (3)           1,396           (11,262)       (9,869)
Allocation of Net Change in Unrealized
  Depreciation on Investments                                                   4               39            17,396        17,439
Cash Distributions to Partners                                                 (5)          (1,378)          (19,494)      (20,877)
                                                                   --------------    -------------     -------------    ----------
Partners' Capital at December 31, 1998                             $           11    $         568     $      21,114    $   21,693
                                                                   ==============    =============     =============    ==========

Partners' Capital at January 1, 1999                               $           11    $         568     $      21,114    $   21,693
Allocation of Net Investment Income                                             -               79               258           337
Allocation of Net Realized Loss on Sales of Investments                        (1)              20            (3,487)       (3,468)
Allocation of Net Change in Unrealized
  Depreciation on Investments                                                   3               30            10,848        10,881
Cash Distributions to Partners                                                 (2)            (516)           (7,807)       (8,325)
                                                                   --------------    -------------     -------------    ----------
Partners' Capital at December 31, 1999                             $           11    $         181     $      20,926      $ 21,118
                                                                   ==============    =============     =============    ==========



                           See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                               DECEMBER 31, 1999
                                             (DOLLARS IN THOUSANDS)


                                                                                                                Fair        % Of
 Principal                                                                             Investment Investment    Value       Total
Amount/Shares     Investment                                                              Date      Cost(f)    (Note 2)  Investments
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES


                  BIG V SUPERMARKETS, INC. (a)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)         12/27/90    $ 6,963    $ 6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (e)                                       ------------------------------
                                                                                                      9,156      9,156       43.29%
                                                                                                    ------------------------------
7,032 Warrants    COLE NATIONAL CORPORATION
                  Cole National Corporation, Common Stock Purchase Warrants (c)          9/26/90          -          -
                   (0.0% of fully diluted common equity assuming exercise of warrants)
                       $744 13% Sr. Secured Bridge Note
                       Purchased 09/25/90........................               $744
                       Repaid 11/15/90...........................               $744
                       Realized Gain.............................                 $0
                                                                                                    ------------------------------
                                                                                                          -          -        0.00%
                                                                                                    ------------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 9,156    $ 9,156       43.29%
                                                                                                    ==============================

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 5
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94    $   442    $   257
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62          -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(c)                06/08/94          9          9
                                                                                                    ------------------------------
                                                                                                        513        266        1.26%
                                                                                                    ------------------------------
                  FLA. ORTHOPEDICS, INC. - Notes 5,6
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a)(c)(d)                08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants (a)(c)(d)          08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)
                                                                                                    -----------------------------
                                                                                                        987          -       0.00%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $ 1,500    $   266       1.26%
                                                                                                    =============================




                          See the Accompanying Notes to Financial Statements.

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS (continued)
                                                    DECEMBER 31, 1999
                                                  (DOLLARS IN THOUSANDS)



                                                                                                               Fair      % Of
  Principal                                                                            Investment Investment   Value     Total
 Amount/Shares    Investment                                                              Date      Cost(f)   (Note 2) Investments

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $ 7,405    $ 7,220      34.14%
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various      3,251      2,202      10.41%
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $10,656    $ 9,422      44.55%
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$7,529            General Electric Capital Services, 5.90% due 1/18/00                  11/16/99    $ 7,529      7,529
$3,950            Ford Motor Credit, 5.71% due 1/3/00                                   11/16/99      3,920      3,948
$  250            American General Finance, 5.35% due 1/3/00                            12/2/99         249        250
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $11,698    $11,727      55.45%
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $11,698    $11,727      55.45%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $22,354    $21,149     100.00%
                                                                                                    =============================


(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Non-accrual investment status.
(e)  Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(f)  Represents original cost and excludes accretion of discount of $22 for Mezzanine
     Investments and $29 for Temporary Investments




               See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

1.   Organization and Purpose

     ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") (formerly T.H. Lee Acquisition Fund (Retirement Accounts) II, L.P.) was formed along with ML-Lee Acquisition Fund II, L.P. ("Fund II"; collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989. Capital contributions from the Limited Partners and the General Partners (as described below) totaled $178,065,000 in the public offering of the Retirement Fund, the final closing for which was held on December 20, 1989.

     Mezzanine Investments II, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners (as defined below and hereinafter with the Managing General Partner as the "General Partners"), is responsible for overseeing and monitoring the Retirement Fund's investments. The Managing General Partner is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the Investment Adviser to the Funds, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee. ML Fund Administrators Inc. (the "Fund Administrator") is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc and is responsible for the day to day administrative services necessary for the operations of the Retirement Fund.

     The Retirement Fund elected to operate as a business development company under the Investment Company Act of 1940. The Retirement Fund's primary investment objective is to provide current income and capital appreciation potential by investing in privately-structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund pursues this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the "mezzanine financing" of friendly leveraged buyout transactions, leveraged acquisitions and leveraged recapitalizations. The Retirement Fund could also invest in "bridge investments" if it believed that such investments would facilitate the consummation of a mezzanine financing. The Retirement Fund was fully invested as of December 20, 1992, which was within 36 months from the date of the final closing (after including the reserve for follow-on investments and exclusive of amounts available for reinvestment). The reinvestment period for various amounts of capital proceeds received during the last twelve months of the Retirement Fund's investment period terminated at various times through December 21, 1993.

     At the regular quarterly meeting of the General Partners of the Retirement Fund held on December 14, 1999, the Individual General Partners determined to extend the term of the Retirement Fund, which was due to terminate December 20, 1999, for an additional two year period, in order to better allow the Retirement Fund to deal with its assets pending their liquidation. Pursuant to the terms set forth under Section 2.4 of the Partnership Agreement, the term of the Retirement Fund will now expire on December 20, 2001. The Individual General Parnters have the right to extend the term of the Retirement Fund for an additional one year period if they determine that such extension is in the best interest of the Retirement Fund.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1999. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1999 the Retirement Fund did not have any payment-in-kind securities. As of December 31, 1998, the Retirement Fund had $504,000 of payment-in-kind securities, which excluded approximately $2,000,000 of payment-in-kind notes received from notes placed on non-accrual status.

Investment Transactions

     The Retirement Fund recorded Mezzanine Investment transactions on the date on which it obtained an enforceable right to demand the securities or payment therefore. The Retirement Fund records Temporary Investment transactions on the trade date.

     Net realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

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

4.      Investment Transactions

     On March 12, 1999, the Funds entered into a Note Repurchase and Warrant Cancellation Agreement (the "Agreement") with Stablex Canada, Inc. and Seaway TLC Inc. to sell, retire and cancel all of the Subordinated Notes outstanding held by the Funds (including all Deferred Interest Notes). Pursuant to the Agreement, the Funds also relinquished all Warrants held. Total proceeds received by the Funds for retiring the Notes and Warrants was $12,000,000, of which $6,395,000 was allocated to the Retirement Fund. The Retirement Fund recognized a loss of approximately $1.2 million from this transaction. The Distributable Capital Proceeds relating to this transaction were included with the first quarter distribution to Partners of record as of March 12, 1999.

     In addition, under the Agreement, the Funds are entitled, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada, Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the Agreement. Any
Distributable Capital Proceeds relating to future receipts by the Retirement Fund pursuant to the Agreement will be payable to Partners of record as of the date of the receipt of such proceeds. The Retirement Fund ascribes no value to this contingent payment for financial reporting purposes.

     On August 27, 1999, the Funds completed the sale of all of its shares of the capital stock of Fitz and Floyd, Inc. (the "Sale") pursuant to a Stock Purchase Agreement executed by the Funds, as selling shareholders, on August 5, 1999. The Retirement Fund received net sale proceeds of $7,530,000, which included payment in full of its 12% Fitz and Floyd, Inc. Subordinated Notes, including prepayment premium, and partial return of capital on its Fitz and Floyd, Inc. Capital Stock. The Retirement Fund recognized a loss of approximately $2.3 million from this transaction. The distribution of the Distributable Capital Proceeds relating to this transaction, if any (see below), will be made in accordance with the terms of the Partnership Agreement.

     On November 9, 1999, a special meeting of the General Partners of the Funds was held to review the Retirement Fund's reserves prior to making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee, who had been serving on the Hills Board of Directors as a representative of the Funds. The Hills litigation was brought in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation, and the Retirement Fund's potential indemnification obligations to Thomas H. Lee, as well as the liquidity of the Retirement Fund's remaining assets. Following discussion of the issues, the Individual General Partners of the Retirement Fund determined that, to the extent that the Retirement Fund may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly the Individual General Partners determined that it would not be prudent to make distributions to Partners at such time. Thus, the Retirement Fund has reserved all the proceeds received from the sale of Fitz & Floyd, Inc., as well as the third quarter income from operations. This reserve will be reviewed each quarter by the General Partners of the Retirement Fund in light of the status of the litigation. On March 7, 2000, the General Partners reviewed the status of the Hills matter and again determined that it would not be prudent to make distributions to Partners at such time. On February 22, 2000, the court granted defendents motion for summary judgement dismissing claims against Mr. Lee. Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendents, which is currently scheduled to commence in May 2000.

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

5.   Net Unrealized Appreciation and Depreciation of Investments

     For  information,   please  refer  to  the  Supplemental  Schedule  of  Net
Unrealized Appreciation and Depreciation - Schedule 2.

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

8.   Fund Administration Fees and Expenses

     As compensation for its services, the Fund Administrator, an affiliate of the Managing General Partner, is entitled to receive a Fund Administration Fee. The Fund Administration Fee is an annual amount of $400,000 for the Funds on a combined basis. The Fund Administration Fee is calculated and paid quarterly, in advance, by each Fund. Prior to November 1997, the Fund Administration Fee was calculated at an annual amount of the greater of $500,000 or 0.45% of the excess of net offering proceeds less 50% of capital reductions and 50% of realized losses plus a portion of reimbursable expenses incurred by the Retirement Fund.

     In addition, the Fund Administrator is entitled to reimbursement of 100% of all out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Prior to November 1997, the Fund Administrator was entitled to reimbursement for only a portion of the Reimbursable Administrative Expenses. Reimbursable Administrative Expenses primarily consist of printing, audit and tax preparation, and legal fees and expenses, and custodian fees.

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

10.  Related Party Transactions

     The Retirement Fund's investments generally are made as co-investments with Fund II. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by the Retirement Fund involved co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Retirement Fund's expectation of engaging in such co-investments, the Funds together with ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. The Retirement Fund's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

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

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and the Retirement Fund dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for the Retirement Fund. The Investment Adviser received an Investment Advisory Fee as compensation for these services as outlined in Note 7 of the Financial Statements.

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

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from Distributable Cash from operations are instead payable to the Managing General Partner until such Deferred Distribution Amount is paid in full.

     During 1999, the Retirement Fund paid the Individual General Partner distributions totaling $2,199 and Managing General Partner distributions totaling $516,000 (which includes $494,000 of MGP Distributions). As of December 31, 1999, the Managing General Partner has earned a total of $30,700,000 in MGP Distributions, none of which is deferred in payment to the Managing General Partner as a Deferred Distribution Amount at this time, in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution Amount is distributed to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Partners from distributable cash from operations would instead be payable solely to the Managing General Partner until the Deferred Distribution Amount is paid in full.

     An officer of the Investment Adviser also serves as a Director/Trustee of a managed company.

11.  Income Taxes

     No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1999, the tax basis of the Retirement Fund's assets are greater than the amounts reported in the financial statements by approximately $1,250,000. This difference is primarily attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

                                                                      SCHEDULE 1
                                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                 SUPPLEMENTAL SCHEDULE OF NET REALIZED LOSS
                                                        FOR THE YEAR ENDED DECEMBER 31, 1999
                                                               (DOLLARS IN THOUSANDS)



                                                                                                                      Net
                                     Investment            Par Value/                Investment        Net         Realized
Security                                Date            Number of Shares                Cost        Proceeds         Loss
---------------------------------    ----------         ----------------             ----------    ----------     ----------

Soretox (Stablex Canada, Inc.)          Various                  Various             $    7,565    $    6,395     $   (1,170)

Fitz and Floyd, Inc.                    Various                  Various                  9,828         7,530         (2,298)
                                                                                     ----------    ----------     ----------

Total at December 31, 1999                                                           $   17,393    $   13,925     $   (3,468)
                                                                                     ==========    ==========     ==========

                        See the Accompanying Notes to Financial Statements.

                                                                      SCHEDULE 2
                                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                               SCHEDULE OF NET UNREALIZED APPRECIATION AND DEPRECIATION
                                                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                                               (DOLLARS IN THOUSANDS)


                                                                  Total
                                                              Net Unrealized
                                                               Appreciation
                                                              (Depreciation)       Unrealized Appreciation (Depreciation) for
                                            Investment  Fair  at December 31,                                                1994
Security                                       Cost     Value     1999       1999      1998    1997       1996      1995    & Prior
------------------------------------------  ---------- ------ ------------  -------  -------  -------   --------  --------  -------

Non Public Securities:
Biolease, Inc.
  Common Stock*                                $    62  $   -   $      (62) $     -  $     -  $   (62)  $      -  $      -  $     -
  Subordinated Notes* (a)                          442    257         (207)       -        -     (207)         -         -        -
FLA. Orthopedics, Inc.
  Preferred  Stock*                                987     -          (987)       -        -        -          -         -     (987)
  Subordinated Note*                                 -     -             -        -        -        -      3,158    (3,158)       -
                                                                ----------  -------  -------  -------   --------  --------  -------
Total Unrealized Depreciation
  from Non Public Securities                                    $   (1,256) $     -  $     -  $  (269)  $  3,158  $ (3,158) $  (987)
                                                                ----------  -------  -------  -------   --------  --------  -------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold in 1999
Soretox
  Subordinated Notes*                                           $        -  $ 4,610  $     -  $(2,782)  $      -  $      -  $(1,828)
Fitz and Floyd, Inc.
  Preferred Stock                                                        -    6,271        -       41     (4,324)   (1,975)     (13)
                                                                ----------  -------  -------  -------   --------  --------  -------
Total Reversal of Unrealized Appreciation
   (Depreciation) from Securities Sold in 1999                  $        -  $10,881  $     -  $(2,741)  $ (4,324) $ (1,975) $(1,841)
                                                                ----------  -------  -------  -------   --------  --------  -------
Reversal of Unrealized Appreciation
   (Depreciation) from Securities Sold prior to 1999            $        -  $     -  $17,439  $(3,275)  $(13,603) $(23,262) $22,701
                                                                ----------  -------  -------  -------   --------  --------  -------
Total Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold                           $        -  $10,881  $17,439  $(6,016)  $(17,927) $(25,237) $20,860
                                                                ----------  -------  -------  -------   --------  --------  -------
Net Unrealized Appreciation (Depreciation)                      $  (1,256)  $10,881  $17,439  $(6,285)  $(14,769) $(28,395) $19,873
                                                                ==========  =======  =======  =======   ========  ========  =======

*  Restricted Security
(a) Investment cost excludes accretion of discount of $22



See Accompanying Notes to Financial Statements.

Item 9. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure

        None.

                               PART III

Item 10.     Directors and Executive Officers of the Registrant

     The five General Partners of the Retirement Fund are responsible for the management and administration of the Retirement Fund and have the same positions and responsibilities with respect to Fund II. The General Partners of Fund II and the Retirement Fund consist of four Individual General Partners: Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee; and Mezzanine Investments II, L.P., the Managing General Partner. Pursuant to exemptive orders issued by the Securities and Exchange Commission, each Independent General Partner is not an "interested person" of the Retirement Fund as such term is defined in the Investment Company Act of 1940.

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

     Mr. Alden, 76, Individual General Partner of the Retirement Fund, and Fund II (used together with the Retirement Fund as the "Funds") and ML-Lee
Acquisition Fund, L.P. ("Lee I"). Director of Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, 61, Individual General Partner of the Funds and Lee I. Donald Kirk David Professor of Business Administration, Harvard Business School. Faculty member since 1963. Director of Anika Therapeutics, Inc., Brown Shoe Co., New America High Income Fund, Sonesta International Hotels Corporation, and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Sculpture Park and the New England Conservatory of Music.

     Mr. Feldberg, 75, Individual General Partner of the Funds and Lee I. Chairman of the Board of Storm Eye Institute at Medical University of South Carolina. Past Director of the TJX Companies, Inc. and Waban Inc., Trustee-Emeritus of Brandeis University, Honorary Trustee of Beth Israel Deaconess Medical Center.

     Mr. Lee, 55, Individual General Partner of the Funds and Lee I . Chairman of the Investment Adviser of Lee I since 1987; Chairman of the Administrative General Partner of the Investment Adviser to the Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity
Fund III, L.P. since 1996. Founder of the Thomas H. Lee Company (the "Lee Company") and its President since 1974. Director of Finlay Enterprises Inc., Metris Companies, Inc., Big Flower Holdings, Inc., Miller Import Corporation, Safelite Glass Corporation, The Smith and Wollensky Restaurant Group, Inc., and Vail Resorts, Inc. Trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Beth Israel Deaconess Medical Center (overseas), Mount Sinai - NYU Medical Center and Health System (Trustee) and the Whitney Museum of American Art. Overseer of Boston Symphony Orchestra and New England Conservatory of Music, Member of the Dean's Council, Harvard University: Committee on University Resources (Member, Executive Committee), Visiting Committee to Harvard College, Boston Major Gifts Steering Committee (Co-Chair Capital Campaign) and Financial Aid Council. Member of the Corporation of Belmont Hill School.

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

     Certain officers of the Thomas H. Lee Company have been designated as trustees and executive officers of T. H. Lee Mezzanine II, the administrative general partner of the Investment Adviser.

                              Served in
                               Present
     Name                   Capacity Since              Title
   ---------                --------------             -------
   Thomas H. Lee               11/10/89           Chairman, Trustee

   Thomas R. Shepherd          11/10/89           Executive Vice President

   David V. Harkins            11/10/89           Senior Vice President, Trustee

   C. Hunter Boll              11/10/89           Vice President, Trustee

   Scott A. Schoen             11/10/89           Vice President

   Wendy L. Masler             11/10/89           Treasurer, Clerk

   Information concerning Mr. Lee is set forth above.


     Mr. Shepherd, 70, is Chairman of the Shepherd Group, LLC. Mr. Shepherd is also currently a director of Andover.Net, Community Resource Systems, Inc., Rayovac Corporation and Vermont Teddy Bear Co. He is Executive Vice President of Thomas H. Lee Advisors I.

     Mr. Harkins, 58, has been a Managing Director of the Thomas H. Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. Mr. Harkins is a Senior Vice President and Trustee of Thomas H. Lee Advisors I. He also is a director of National Dentex Corporation, Conseco, Inc., Cott Corporation, Fisher Scientific International, Inc., Freedom Securities Corporation, Metris Companies, Inc., Stanley Furniture Company and Syratech Corporation.

     Mr. Boll, 44, has served as a Managing Director of the Thomas H. Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Thomas H. Lee Company. Mr. Boll is a Vice President of Thomas H. Lee Advisors I. Mr. Boll is a Director of Big V Supermarkets Inc., Cott Corporation, Freedom Securities Corporation, Metris Companies, Inc., The Smith and Wollensky
Restaurant Group, Inc., Transwestern Publishing, L.P. and United Industries Corporation.

     Mr. Schoen, 41, has served as a Managing Director of the Thomas H. Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Thomas H. Lee Company. Mr. Schoen is a Vice President of Thomas H. Lee Advisors
I. Mr. Schoen is also a Director of Rayovac Corporation, ARC Holdings, LLC, Syratech Corporation, Transwestern Publishing L.P., United Industries Corporation and Wyndham International Inc.

     Ms. Masler, 46, has been Treasurer of the Thomas H. Lee Company since 1984. Ms. Masler is also Treasurer and Clerk of Thomas H. Lee Advisors I.

The Managing General Partner

        The Managing General Partner is a limited partnership in which ML Mezzanine II Inc. is the sole general partner and the Investment Adviser is the limited partner. The Managing General Partner is responsible for the supervision of the Retirement Fund's investments.

        The executive officers of ML Mezzanine II Inc. are as follows:

                           Served in
                            Present
   Name                Capacity Since (1)             Title
 ---------             ------------------             -------
 Kevin K. Albert           7/31/89           Chairman, President and Director

 James V. Caruso           1/28/93           Executive Vice President
                           1/27/93           Director

 Rosalie Y. Goldberg       7/31/89           Vice President, Director

 Diane T. Herte            11/5/99           Vice President
                           11/8/99           Director

 Kevin T. Seltzer          11/5/99           Vice President, Treasurer


     (1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

     (2) Robert Remick held the position of treasurer through November 4, 1999.

     Kevin K. Albert, 47, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") and of the Private Sales and Divestitures Group of Business Financial Services, joined Merrill Lynch in 1981. Mr. Albert's work in the Equity Private Placement Group is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. His work in the Private Sales and Divestitures Group involves managing a team of investment bankers executing middle-market exclusive sales transactions. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of ML Mezzanine II Inc. ("ML Mezzanine II")and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity") an affiliate of ML Mezzanine II and a joint Venturer of Media Opportunity Management Partners, the general partner of ML Opportunity, Media Partners, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of ML Mezzanine II and sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P. ("Lee I'); a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of ML Mezzanine II and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of ML Mezzanine II and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 48, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso is the Director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of Investment Banking are supported by managing the development of new technologies and enhancing existing systems. He is also responsible for certain merchant banking business related activities. Mr. Caruso is also director of ML Mezzanine, ML Media, ML Venture, ML R&D, ML Media, ML Opportunity and MLH Property Managers Inc, an affiliate of ML-Mezzanine II and the general partner of MLH Income Realty Partnership VI.

     Rosalie Y. Goldberg, 62, a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group, joined Merrill Lynch in 1975. Ms. Goldberg has held a number of management positions in the special investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Mezzanine, ML Media and ML Opportunity.

     Diane T. Herte, 39, a Vice President of ML Investment Banking since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsiblities include controllership, financial management and administrative functions for partnerships for which subsidiaries of Merrill Lynch are the general partner or manager. Ms. Herte is also a director of ML Mezzanine.

     Kevin T. Seltzer, 33, a Vice President of ML Investment Banking, joined Merrill Lynch in 1995. Mr. Seltzer manages certain accounting, financial reporting and administrative functions for certain partnerships for which subsidiaries of Merrill Lynch are the General Partner or manager. From 1993 to 1995, Mr. Seltzer was employed by Coopers & Lybrand L.L.P., where he was an associate in their Real Estate Auditing Practice.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. The Retirement Fund paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $66,150, collectively for their services as Independent General Partners in 1999.

     The information with respect to the allocation and distribution of the Retirement Fund's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $515,770 with respect to 1999, including incentive distributions of $493,779 that it distributed, $469,090 to the Investment Adviser and $24,689 to ML Mezzanine II Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, the Retirement Fund paid the Investment Adviser $534,000 with respect to 1999.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, the Retirement Fund paid the Fund Administrator a total of $388,272 in 1999.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of January 1, 2000, the Common Fund, which owns 21,448 Units of the outstanding Units of limited partnership interest, or 12.08% of the Retirement Fund, is the only entity known to the management of the Retirement Fund which may be deemed to be a beneficial owner of more than five percent of the outstanding units of the Retirement Fund. The Common Fund is located at 363 Reef Road, P.O. Box 940, Fairfield, CT 06430. Mr. Lee owns 6,975 Units, or 3.93% of the Units, of the Retirement Fund. Mr. Bower owns 11 units of the Retirement Fund. The General Partner and certain Officers of the Investment Adviser own 8,526 Units, or 4.80% of the Units, of the Retirement Fund.

     There exists no arrangement known to the Retirement Fund, the execution of which may at a subsequent date, result in a change of control of the Retirement Fund.

Item 13.   Certain Relationships and Related Transactions

     The Retirement Fund's investments generally are made as co-investments with Fund II. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by the Retirement Fund may involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Retirement Fund's expectation of engaging in such co-investments, the Retirement Fund together with Fund II and Lee I, sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. The Retirement Fund's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

     Thomas H. Lee  Company,  a sole  proprietorship  owned by Thomas H. Lee, an
Individual General Partner of the Retirement Fund and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. The Funds have one Managed Company in their portfolios at December 31, 1999, which paid management fees to Thomas H. Lee Company of $150,000 for the fiscal year ended December 31, 1999.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Funds, which may include investment banking services, broker/dealer services and economic forecasting, and pension plan services and receives in consideration therewith various fees, commissions and reimbursements. The aggregate revenue received by MLPF&S and its affiliates during 1999 for providing such services to Managed Companies in which the Funds have a material interest was not in excess of $100,000. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Funds in connection with their ordinary investment operations.

     During 1999, the Retirement Fund paid Managing General Partner distributions totaling $515,770 (which included $493,779 of MGP Distributions and $21,991 with respect to its interest in the Retirement Fund). Of this MGP Distribution amount, 95% or $469,090 was paid to the Investment Adviser and the remaining 5% totalling $24,689 was paid to ML Mezzanine II Inc. The Managing General Partner has earned $30,700,264 in MGP Distributions, none of which was deferred in payment at December 31, 1999, as a Deferred Distribution Amount in accordance with the Partnership Agreement. To the extent not payable to the Managing General Partner, any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations will instead be payable to the Managing General Partner until the Deferred Distribution Amount is paid in full.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  Financial Statements, Financial Statement Schedules and Exhibits.

         (1)  Financial Statements.
              See Item 8. "Financial Statements and Supplemenatary Data."

         (2)  Financial  Statement  Schedules.
              No financial statement schedules are included because of the absence of conditions which require their inclusion or because the required information is included in the financial statements or set forth herein the notes thereto.

         (3) Exhibits.

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

27       Financial Data Schedule for the      Filed Herewith.
         year ended December 31, 1999

28       Pages 21-91 of the Prospectus        Incorporated by reference
         dated September 6,1989, filed        to Exhibit 28 to
         pursuant to  Rule 497(b) under the   registrant's Annual Report
         Securities Act of 1933.              of Form 10-K for the year
                                              ended December 31, 1991.

        (b)  Reports on Form 8-K.

               The following Report on Form 8-K ("Report") was filed during the last quarter of the fiscal period covered by this annual report.

               (1) A Current Report on Form 8-K was filed on December 28, 1999 to disclose that the term of the Retirement Fund was extended for an additional two year period.

        (c)  Exhibits.

               See (a) (3) above.

        (d)  Financial Statement schedules.

               See (a) (2) above.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



Dated:  March 30, 2000         /s/ Kevin K. Albert
                                   Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 30th day of March, 2000.


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

/s/ Vernon R. Alden          Individual General Partner
Vernon R. Alden              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/  Joseph L. Bower         Individual General Partner
Joseph L. Bower              ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Stanley H. Feldberg      Individual General Partner
Stanley H. Feldberg          ML-Lee Acquisition Fund
                               (Retirement Accounts) II, L.P.

/s/ Thomas H. Lee            Individual General Partner
Thomas H. Lee                ML-Lee Acquisition Fund
                                (Retirement Accounts) II, L.P.

/s/ Kevin T. Seltzer         ML Mezzanine II Inc.
Kevin T. Seltzer             Vice President and Treasurer
                             (Principal Financial Officer of Registrant)