Form 10-Q
period 2000-03-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2000-05-15
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission File Number 0-17382

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                04-3028397
  (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

                      2 World Financial Center, 14th Floor
                          New York, New York 10281-6114
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

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets, Liabilities and Partners' Capital
  As of March 31, 2000 (Unaudited) and December 31, 1999 (Unaudited)

Statements of Operations
  For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statements of Changes in Net Assets
  For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statements of Cash Flows
  For the Three Months Ended March 31, 2000 and 1999 (Unaudited)

Statements of Changes in Partners' Capital
  For the Three Months Ended March 31, 2000 (Unaudited)

Schedule of Portfolio Investments
  As of March 31, 2000 (Unaudited)

Notes to Financial Statements (Unaudited)

Supplemental Schedule of Net Unrealized Appreciation and Depreciation
  - Schedule 1 (Unaudited)


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations


Item 3.   Quantative and Qualitative Disclosure About Market Risk



PART II - OTHER INFORMATION

Item 6.   Exibits and Reports on Form 8-K

                                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)

                                                                   March 31, 2000        December 31, 1999
                                                                   --------------        -----------------
Assets:
Investments - Notes 4 and 6
  Portfolio Investments at fair value
    Managed Companies (amortized cost $9,156
      as of March 31, 2000 and as of December 31, 1999)               $     9,156               $    9,156
    Non-Managed Companies (amortized cost $1,500
      as of March 31, 2000 and as of December 31, 1999)                       266                      266
    Temporary Investments, at amortized cost (cost $11,907
      as of March 31, 2000 and $11,698 as of December 31, 1999)            11,994                   11,727
Cash                                                                           18                       32
Accrued Interest and Other Receivables                                        140                       92
Prepaid Expenses                                                                3                        4
                                                                      -----------               ----------
Total Assets                                                          $    21,577               $   21,277
                                                                      ===========               ==========

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                               $        11               $        5
    Reimbursable Administrative Expenses Payable - Note 5                     147                      125
    Independent General Partners' Fees Payable - Note 5                         2                        5
    Deferred Interest Income                                                   19                       24
                                                                      -----------               ----------
Total Liabilities                                                             179                      159
                                                                      -----------               ----------

Partners' Capital
    Individual General Partner                                                 11                       11
    Managing General Partner                                                  215                      181
    Limited Partners (177,515 Units)                                       21,172                   20,926
                                                                      -----------               ----------
Total Partners' Capital                                                    21,398                   21,118
                                                                      -----------               ----------
Total Liabilities and Partners' Capital                               $    21,577               $   21,277
                                                                      ===========               ==========


See the Accompanying Notes to Financial Statements (Unaudited).

                              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          STATEMENTS OF OPERATIONS
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)


                                                                            For the Three Months Ended
                                                                            --------------------------
                                                                        March 31, 2000       March 31, 1999
                                                                        --------------       --------------
Investment Income
  Interest                                                                  $      444           $      311
  Discount and Other Income                                                        115                   73
                                                                            ----------           ----------
    Total Investment Income                                                        559                  384
                                                                            ----------           ----------
Expenses:
  Investment Advisory Fee - Note 5                                                 134                  134
  Fund Administration Fee - Note 5                                                  45                   45
  Reimbursable Administrative Expenses - Note 5                                     74                   77
  Legal and Professional Fees                                                        8                    -
  Independent General Partners' Fees and Expenses                                   17                   20
  Insurance Expense                                                                  1                    1
                                                                            ----------           ----------
    Total Expenses                                                                 279                  277
                                                                            ----------           ----------
Net Investment Income                                                              280                  107
                                                                            ----------           ----------
Realized Loss on Sale of Investment                                                  -               (1,170)
                                                                            ----------           ----------
Net Change in Unrealized Depreciation on Investments - Schedule 1
   Nonpublic Securities                                                              -                4,610
                                                                            ----------           ----------

Net Increase in Net Assets Resulting From Operations                               280                3,547

Less:  Earned MGP Distributions to Managing General Partner                        (34)                 (28)
                                                                            ----------           ----------
Net Increase Available For Pro-Rata Distribution To All Partners            $      246           $    3,519
                                                                            ==========           ==========


See the Accompanying Notes to Financial Statements (Unaudited).

                                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                           STATEMENTS OF CHANGES IN NET ASSETS
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)



                                                                               For the Three Months Ended
                                                                               --------------------------
                                                                         March 31, 2000         March 31, 1999
                                                                         --------------         --------------
From Operations:
  Net Investment Income                                                      $      280             $      107
  Realized Loss on Sale of Investment                                                 -                 (1,170)
  Net Change in Unrealized Depreciation on Investments                                -                  4,610
                                                                             ----------             ----------

  Net Increase in Net Assets Resulting from Operations                              280                  3,547
  Cash Distributions to Partners                                                      -                 (1,684)
                                                                             ----------             ----------

  Total Increase                                                                    280                  1,863
Net Assets:
  Beginning of Year                                                              21,118                 21,693
                                                                             ----------             ----------

  End of Period                                                              $   21,398             $   23,556
                                                                             ==========             ==========


See the Accompanying Notes to Financial Statements (Unaudited).

                           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

                                                                            For the Three Months Ended
                                                                            --------------------------
                                                                       March 31, 2000        March 31, 1999
                                                                       --------------        --------------
Increase (Decrease) in Cash

Cash Flows from Operating Activities:
  Interest, Discount and Other Income                                      $      448            $   1,570
  Fund Administration Fee                                                         (45)                 (45)
  Investment Advisory Fee                                                        (134)                (134)
  Independent General Partners' Fees and Expenses                                 (20)                 (29)
  Purchase of Temporary Investments, Net                                         (209)              (6,464)
  Proceeds from Sale of Portfolio Company Investment                                -                6,812
  Reimbursable Administrative Expense                                             (52)                 (22)
  Legal and Professional Fees                                                      (2)                  (2)
                                                                           ----------            ---------
Net Cash Provided by (Used in) Operating Activities                               (14)               1,686
                                                                           ----------            ---------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                    -               (1,684)
                                                                           ----------            ---------
Net Cash Used in Financing Activities                                               -               (1,684)
                                                                           ----------            ---------
  Net Increase (Decrease) in Cash                                                 (14)                   2
  Cash at Beginning of Year                                                        32                   11
                                                                           ----------            ---------
Cash at End of Period                                                      $       18            $      13
                                                                           ==========            =========


Reconciliation of Net Investment Income
  to Net Cash Provided by (Used in) Operating Activities

Net Investment Income                                                      $      280            $     107
                                                                           ----------            ---------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by (Used in) Operating Activities:
 (Increase) Decrease in Investments at Cost                                      (209)               1,935
  Increase in Receivable for Investment Sold                                        -                 (417)
 (Increase) Decrease in Accrued Interest and Discount Receivable                 (111)               1,186
  Decrease in Prepaid Expenses                                                      1                    1
  Increase (Decrease) in Legal and Professional Fees Payable                        6                   (2)
  Increase in Reimbursable Administrative Expenses Payable                         22                   56
  Decrease in Independent General Partners' Fees Payable                           (3)                 (10)
  Realized Loss on Sale of Investment                                               -               (1,170)
                                                                           ----------            ---------
Total Adjustments                                                                (294)               1,579
                                                                           ----------            ---------
Net Cash Provided by (Used in) Operating Activities                        $      (14)           $   1,686
                                                                           ==========            =========

See the Accompanying Notes to Financial Statements (Unaudited).

                              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                            (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)




                                                                 Individual        Managing
                                                                  General          General           Limited
                                                                  Partner          Partner           Partners        Total
                                                                 ----------        --------          --------       --------
For the Three Months Ended March 31, 2000
  Partners' Capital as of January 1, 2000                        $       11        $    181          $ 20,926       $ 21,118
  Allocation of Net Investment Income                                     -              34               246            280
                                                                 ----------        --------          --------       --------
Partners' Capital as of March 31, 2000                           $       11        $    215          $ 21,172       $ 21,398
                                                                 ==========        ========          ========       ========


See the Accompanying Notes to Financial Statements (Unaudited).

                                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                                            MARCH 31, 2000
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)

                                                                                                                           % of
 Principal                                                                            Investment  Investment    Fair       Total
Amount/Shares     Investment                                                             Date       Cost(f)     Value   Investments
-------------     ----------                                                          ----------  ----------  --------  -----------
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES


                  BIG V SUPERMARKETS, INC. (a)
$6,963            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)         12/27/90    $ 6,963    $ 6,963
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (e)                                       ------------------------------
                                                                                                      9,156      9,156       42.75%
                                                                                                    ------------------------------
7,032 Warrants    COLE NATIONAL CORPORATION
                  Cole National Corporation, Common Stock Purchase Warrants (c)          9/26/90          -          -
                   (0.0% of fully diluted common equity assuming exercise of warrants)
                       $744 13% Sr. Secured Bridge Note
                       Purchased 09/25/90                  $   744
                       Repaid 11/15/90                     $   744
                       Realized Gain                       $     0
                                                                                                    ------------------------------
                                                                                                          -          -        0.00%
                                                                                                    ------------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 9,156    $ 9,156       42.75%
                                                                                                    ==============================

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 6, Schedule 1
$513              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94    $   442    $   257
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62          -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(c)                06/08/94          9          9
                                                                                                    ------------------------------
                                                                                                        513        266        1.24%
                                                                                                    ------------------------------
                  FLA. ORTHOPEDICS, INC. - Schedule 1
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a)(c)(d)                08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants (a)(c)(d)          08/02/93          -          -
                       $3,158 12.5% Subordinated Note
                       Purchased 08/02/93                  $ 3,158
                       Surrendered 08/16/96                $     0
                       Realized Loss                       $(3,158)
                       78,960 Common Stock
                       Purchased 08/02/93                  $   987
                       Exchanged 08/02/96
                       2,493 Series B Preferred Stock      $   987
                       Realized Gain                       $     0
                       Total Realized Loss                 $(3,158)
                                                                                                    -----------------------------
                                                                                                        987          -       0.00%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $ 1,500    $   266       1.24%
                                                                                                    =============================


 See the Accompanying Notes to Financial Statements (Unaudited).

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS (continued)
                                                      MARCH 31, 2000
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)


                                                                                                                          % of
  Principal                                                                            Investment Investment    Fair      Total
 Amount/Shares    Investment                                                              Date      Cost(f)     Value  Investments
 -------------    ----------                                                           ---------- ----------  -------- -----------
                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $ 7,405    $ 7,220      33.71%
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various      3,251      2,202      10.28%
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $10,656    $ 9,422      43.99%
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           Ford Motor Credit, 5.74% due 4/3/00                                   2/14/00       9,922      9,995
$2,000            American General Finance, 5.75% due 4/3/00                            2/17/00       1,985      1,999
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $11,907    $11,994      56.01%
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $11,907    $11,994      56.01%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $22,563    $21,416     100.00%
                                                                                                    =============================


(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Non-accrual investment status.
(e)  Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(f)  Represents original cost and excludes accretion of discount of $22 for Mezzanine
     Investments and $87 for Temporary Investments


See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 2000
                                 (UNAUDITED)

1.   Organization

     ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") was formed along with ML-Lee Acquisition Fund II, L.P. ("Fund II"; collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Funds' operations commenced on November 10, 1989. Capital contributions from the Limited Partners and the General Partners (as described below) totaled $178,065,000 in the public offering of the Retirement Fund, the final closing for which was held on December 20, 1989.

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

2.   Basis of Accounting

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Such adjustments consisted of those of a normal recurring nature, as well as an adjustment of $120,000 to correct for a 1999 understatement of Mezzanine Investment income. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be achieved for the entire year. Footnote disclosure which substantially duplicates the disclosure contained in the Retirement Fund's Annual Report on Form 10-K for the year ended December 31, 1999, which is hereby incorporated by reference, has been omitted.

3.   Investment Transactions

     As previously reported, the Retirement Fund had expected to make a distribution of Distributable Capital Proceeds relating to the August 27, 1999 sale of Fitz and Floyd, Inc. However, on November 9, 1999, a special meeting of the General Partners of the Retirement Fund was held to review the Retirement Fund's reserves, prior to considering making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who had been serving on the Hills Board of Directors as a representative of the Retirement Fund). The Hills litigation was brought in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation and the Retirement Fund's potential indemnification obligations to Thomas H. Lee, as well as the liquidity of the Retirement Fund's remaining assets.

     Following discussion of these issues, the Individual General Partners of the Retirement Fund determined that since the Retirement Fund may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined, at such time, that it would not be prudent to make distributions to Partners. However, this reserve will be reviewed each quarter by the General Partners of the Retirement Fund in light of the status of the litigation, and distributions, if any, will be made in accordance with the Retirement Fund's Partnership Agreement. On February 22, 2000, the court granted defendants' motion for summary judgement dismissing claims against Mr. Lee. However, Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendants, which is currently scheduled to commence in May 2000. On March 7, 2000, the General Partners reviewed the status of the Hills matter again, considering the court's ruling on February 22, 2000, and the Individual General Partners again determined that it would not be prudent to make distributions to Partners at such time. Currently, the Retirement Fund has reserved all the net proceeds received from the sale of Fitz and Floyd, Inc., as well as the third and fourth quarter 1999 income from operations.

4.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, Florida Orthopedics, Inc. has been on non-accrual status since January 1, 1995.

5.   Related Party Transactions

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and the Retirement Fund dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for the Retirement Fund. The Investment Adviser is entitled to receive an Investment Advisory Fee as compensation for these services.

     As compensation for its services, the Fund Administrator, an affiliate of the Managing General Partner, is entitled to receive a Fund Administration Fee. In addition, the Fund Administrator is entitled to reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit and tax preparation, and legal fees and expenses, and custodian fees.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. During 2000, the Managing General Partner received no cash distributions.

6.   Subsequent Event

     On April 28, 2000, BioLease, Inc. ("BioLease") refinanced existing construction and term loans and utilized a portion of the refinancing proceeds to make a $76,000 partial paydown to the Retirement Fund of BioLease's 13% Senior Subordinated Note.

                                                              SCHEDULE 1
                                         ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                               FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)


                                                                     Unrealized            Total Unrealized      Total Unrealized
                                                                    Appreciation             Appreciation           Appreciation
                                                                 (Depreciation) for         (Depreciation)         (Depreciation)
                                   Investment        Fair          the Three Months             as of                   as of
Security                              Cost           Value       Ended March 31, 2000      December 31, 1999       March 31, 2000
--------------------------         ----------      --------      --------------------      -----------------     -----------------
Non Public Securities:
Biolease, Inc.
  Common Stock*                     $     62       $      -               $         -             $      (62)           $      (62)
  Subordinated Notes* (a)                442            257                         -                   (207)                 (207)
FLA. Orthopedics, Inc.
  Preferred  Stock*                      987              -                         -                   (987)                 (987)
  Subordinated Note                        -              -                         -                      -                     -
                                                                          -----------             ----------            ----------
Total Unrealized Depreciation                                             $         -             $   (1,256)           $   (1,256)
                                                                          ===========             ==========            ==========

*  Restricted Security
(a) Investment cost excludes accretion of discount of $22

See the Accompanying Notes to Financial Statements (Unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     At the regular quarterly meeting of the General Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") held on December 14, 1999, Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg and Thomas H. Lee (the "Individual General Partners") determined to extend the initial ten year term of the Retirement Fund, which was due to terminate December 20, 1999, for an additional two year period. Pursuant to Section 2.4 of the Patnership Agreement, the term of the Retirement Fund will now expire on December 20, 2001. Such extension will allow the Retirement Fund to more effectively deal with its assets pending their liquidation. The term of the Retirement Fund will now expire on December 20, 2001. In addition, the Individual General Partners have the right, pursuant to the Partnership Agreement, to extend the term of the Retirement Fund for an additional one year period if they determine that such extension is in the best interest of the Retirement Fund.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $20,000,000 for the Retirement Fund. As of May 12, 2000, this remaining reserve balance was approximately $3,400,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills and Ghirardelli Holdings and Anchor Advanced Products. Additionally, approximately $7,700,000 of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     As previously reported, the Retirement Fund had expected to make a distribution of Distributable Capital Proceeds relating to the August 27, 1999 sale of Fitz and Floyd, Inc. However, on November 9, 1999, a special meeting of the General Partners of the Retirement Fund was held to review the Retirement Fund's reserves, prior to considering making any cash distributions. At this meeting, the General Partners were briefed on the status of certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who had been serving on the Hills Board of Directors as a representative of the Retirement Fund). The Hills litigation was brought in connection with the July 1995 payment by Hills of approximately $32 million in golden parachute payments to certain of its officers in connection with the change of control of Hills associated with the Dickstein proxy contest. The General Partners discussed the potential liabilities to Thomas H. Lee in connection with this litigation and the Retirement Fund's potential indemnification obligations to Thomas H. Lee, as well as the liquidity of the Retirement Fund's remaining assets.

     Following discussion of these issues, the Individual General Partners of the Retirement Fund determined that since the Retirement Fund may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined, at such time, that it would not be prudent to make distributions to Partners. However, this reserve will be reviewed each quarter by the General Partners of the Retirement Fund in light of the status of the litigation, and distributions, if any, will be made in accordance with the Retirement Fund's Partnership Agreement. On February 22, 2000, the court granted defendants' motion for summary judgement dismissing claims against Mr. Lee. However, Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendants, which is currently scheduled to commence in May 2000. On March 7, 2000, the General Partners reviewed the status of the Hills matter again, considering the court's ruling on February 22, 2000, and the Individual General Partners again determined that it would not be prudent to make distributions to Partners at such time. Currently, the Retirement Fund has reserved all the net proceeds received from the sale of Fitz and Floyd, Inc., as well as the third and fourth quarter 1999 income from operations.

     At March 31, 2000, the Retirement Fund had outstanding a total (at cost) of $10,656,000 invested in Mezzanine Investments representing $9,156,000 Managed portfolio investments, $1,500,000 Non-Managed portfolio investments, and $11,907,000 of Temporary Investments comprised of commercial paper with a maturity of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of March 31, 2000 there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the NAV per Unit is reduced accordingly, and the interest income previously generated by holdings which have been sold will no longer be received by the Retirement Fund. Because the Retirement Fund has only four portfolio companies remaining, only two of which are income producing, the amount of interest income received by the Retirement Fund is not significant. As a result, it is expected that any future cash distributions paid to Partners will be derived almost entirely from recovered capital and gains, if any, from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distribution resulting from the future sale of portfolio holdings, the Retirement Fund will have distributable cash from operations estimated to be less than one dollar per Unit each quarter available for future cash distributions, to the extent such cash is not reserved for expenses and contingencies (see discussion of Hills matter above).

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

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-Q, the Retirement Fund may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, the Retirement Fund notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q. The Retirement Fund undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations

Net Investment Income

     For the three months ended March 31, 2000, the Retirement Fund had net investment income of $280,000 as compared to $107,000 for the three months ended March 31, 1999. The increase in net investment during the three months ended March 31, 2000, as compared to the same period in 1999, is primarily attributable to an increase in interest income from both Mezzanine and Temporary Investments and other factors, as discussed below.

Investment Income and Expenses

     Total investment income from operations for the three months ended March 31, 2000 and 1999 primarily consists of interest and discount income earned on the Retirement Fund's portfolio of Mezzanine Investments, Temporary Investments and short-term money market instruments. For the three months ended March 31, 2000, the Retirement Fund had investment income of $559,000 as compared to $384,000 for the same period in 1999. The increase in investment income during the three months ended March 31, 2000, as compared to the same period in 1999, is primarily attributable to a $120,000 adjustment to correct for a 1999 understatement of Mezzanine Investment income, plus an increase in income earned on Temporary Investments as a result of investing the Fitz and Floyd, Inc. sale proceeds, which have been reserved. This increase was partially offset by a decrease in income earned on Mezzanine Investments as a result of the August 1999 sale of Fitz and Floyd, Inc.

     Major expenses for the three months ended March 31, 2000 and 1999 consisted of Investment Advisory Fees and Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fee incurred by the Retirement Fund to the Investment Adviser for each of the three months ended March 31, 2000 and 1999 was $134,000 and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of the Retirement Fund ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For each of the three months ended March 31, 2000 and 1999, the Retirement Fund incurred an Fund Administration Fee of $45,000. For the three months ended March 31, 2000 and 1999, the Retirement Fund incurred $74,000 and $77,000, respectively, in Reimbursable Administrative Expenses.

     Legal and professional fees for the three months ended March 31, 2000 and 1999, were $8,000, and $0, respectively. These expenses are largely attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with certain litigation proceedings.

Net Assets

     The Retirement Fund's net assets increased by $280,000 during the three months ended March 31, 2000, due to net investment income of $280,000. During the three months ended March 31, 1999, the Retirement Fund's net assets increased by $1,863,000, due to net investment income of $107,000 and a reversal of net unrealized depreciation of $4,610,000, partially offset by cash distributions to partners of $1,684,000 and a realized loss from the sale of a Mezzanine Investment of $1,170,000.

Unrealized Appreciation and Depreciation on Investments

     The Retirement Fund recorded no unrealized appreciation or depreciation during the three months ended March 31, 2000 as compared to a $4,610,000 reversal of net unrealized depreciation during the same period in 1999. The Retirement Fund's cumulative net unrealized depreciation on investments as of March 31, 2000 totaled $1,256,000.

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

     Approximately 47.2% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values, while approximately 52.8% is invested in commercial paper with maturities of less than 60 days. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction. As of March 31, 2000, the Retirement Fund's investment in Big V Supermarkets Inc. represents approximately 42.8% of the Retirement Fund's fair value.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 2000. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Net Unrealized Appreciation and Depreciation - Schedule 1.

Net Realized Gains and Losses

     The Retirement Fund recorded no realized gains or losses during the three months ended March 31, 2000, as compared to a realized loss of $1,170,000 during the same period in 1999.

Cash Distributions

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of March 31, 2000, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

                          PART II - OTHER INFORMATION


     Item 1. Legal Proceedings.
             -----------------
             None

     Item 2. Changes in Securities and Use of Proceeds.
             -----------------------------------------
             None

     Item 3. Defaults Upon Senior Securites.
             ------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security holders.
             ---------------------------------------------------
             None

     Item 5. Other Information.
             -----------------
             None

     Item 6. Exhibits and Reports on Form 8-K.
             --------------------------------
             (a) Exhibits:

                 Exhibit 27 - Financial Data Schedule for the quarter ended March 31, 2000.

             (b) Reports on Form 8-K:

                 None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2000.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



Dated:  May 15, 2000           /s/ Kevin T. Seltzer
                               ----------------------------------
                                   Kevin T. Seltzer
                                   ML Mezzanine II, Inc.
                                   Vice President and Treasurer
                                  (Principal Financial Officer of Registrant)