Form 10-Q
period 2000-06-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2000-08-14
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                         Commission File Number 0-17382

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                04-3028397
  (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

                      2 World Financial Center, 14th Floor
                          New York, New York 10281-6114
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:  (212) 236-6576


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

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Assets, Liabilities and Partners' Capital
  As of June 30, 2000 (Unaudited) and December 31, 1999 (Unaudited)

Statements of Operations
  For the Three and Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Changes in Net Assets
  For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Cash Flows
  For the Six Months Ended June 30, 2000 and 1999 (Unaudited)

Statements of Changes in Partners' Capital
  For the Six Months Ended June 30, 2000 (Unaudited)

Schedule of Portfolio Investments
  As of June 30, 2000 (Unaudited)

Notes to Financial Statements (Unaudited)

Supplemental Schedule of Realized Loss
  - Schedule 1 (Unaudited)

Supplemental Schedule of Unrealized Depreciation
  - Schedule 2 (Unaudited)


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations


Item 3.   Quantative and Qualitative Disclosure About Market Risk



PART II - OTHER INFORMATION

Item 6.   Exibits and Reports on Form 8-K

                                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)

                                                                    June 30, 2000        December 31, 1999
                                                                    -------------        -----------------
Assets:

Investments - Notes 3 and 4
  Portfolio Investments at fair value
    Managed Companies (amortized cost $7,763
      as of June 30, 2000 and $9,156 as of December 31, 1999)        $      7,763               $    9,156
    Non-Managed Companies (amortized cost $1,435
      as of June 30, 2000 and $1,500 as of December 31, 1999)                 228                      266
    Temporary Investments, at amortized cost (cost $13,514
      as of June 30, 2000 and $11,698 as of December 31, 1999)             13,613                   11,727
Cash                                                                           68                       32
Accrued Interest and Other Receivables                                        130                       92
Prepaid Expenses                                                                2                        4
                                                                      -----------               ----------
Total Assets                                                          $    21,804               $   21,277
                                                                      ===========               ==========

Liabilities and Partners' Capital:

Liabilities
    Reimbursable Administrative Expenses Payable - Note 5             $       145               $      125
    Independent General Partners' Fees Payable - Note 5                         2                        5
    Legal and Professional Fees Payable                                        13                        5
    Deferred Interest Income                                                   11                       24
                                                                      -----------               ----------
Total Liabilities                                                             171                      159
                                                                      -----------               ----------

Partners' Capital
    Individual General Partner                                                 11                       11
    Managing General Partner                                                  246                      181
    Limited Partners (177,515 Units)                                       21,376                   20,926
                                                                      -----------               ----------
Total Partners' Capital                                                    21,633                   21,118
                                                                      -----------               ----------
Total Liabilities and Partners' Capital                               $    21,804               $   21,277
                                                                      ===========               ==========


See the Accompanying Notes to Financial Statements (Unaudited).

                              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                          STATEMENTS OF OPERATIONS
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)


                                                                      For the Three Months            For the Six Months
                                                                         Ended June 30,                  Ended June 30,
                                                                   --------------------------      -------------------------
                                                                      2000            1999            2000            1999
                                                                   ----------      ----------      ---------       ---------
Investment Income:
  Interest                                                         $      262      $      311      $     706       $     622
  Discount and Other Income                                               192              90            307             163
                                                                   ----------      ----------      ---------       ---------
    Total Investment Income                                               454             401          1,013             785
                                                                   ----------      ----------      ---------       ---------
Expenses:
  Investment Advisory Fee - Note 5                                        133             133            267             267
  Fund Administration Fee - Note 5                                         44              44             89              89
  Reimbursable Administrative Expenses - Note 5                            52              63            126             140
  Independent General Partners' Fees and Expenses                          14              13             31              33
  Legal and Professional Fees                                               -               -              8               -
  Insurance Expense                                                         2               1              3               2
                                                                   ----------      ----------      ---------       ---------
    Total Expenses                                                        245             254            524             531
                                                                   ----------      ----------      ---------       ---------
Net Investment Income                                                     209             147            489             254

Realized Loss on Sales of Investments - Note 3 and Schedule 1              (5)              -             (5)         (1,170)

Net Change in Unrealized Depreciation on
  Investments - Schedule 2
  Nonpublic Securities                                                     31               -             31           4,610
                                                                   ----------      ----------      ---------       ---------
Net Increase in Net Assets Resulting from Operations                      235             147            515           3,694

Less:  Earned MGP Distributions to Managing General Partner               (30)            (22)           (64)            (50)
                                                                   ----------      ----------      ---------       ---------
Net Increase Available For Pro-Rata Distribution to All Partners   $      205      $      125      $     451       $   3,644
                                                                   ==========      ==========      =========       =========

See the Accompanying Notes to Financial Statements (Unaudited).

                                    ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                           STATEMENTS OF CHANGES IN NET ASSETS
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)



                                                                           For the Six Months Ended June 30,
                                                                           ---------------------------------
                                                                              2000                   1999
                                                                           ----------             ----------
From Operations:
  Net Investment Income                                                    $      489             $      254
  Realized Loss on Sales of Investments                                            (5)                (1,170)
  Net Change in Unrealized Depreciation on Investments                             31                  4,610
                                                                           ----------             ----------

  Net Increase in Net Assets Resulting from Operations                            515                  3,694
  Cash Distributions to Partners                                                    -                 (8,212)
                                                                           ----------             ----------

  Total Increase (Decrease)                                                       515                 (4,518)
Net Assets:
  Beginning of Year                                                            21,118                 21,693
                                                                           ----------             ----------

  End of Period                                                            $   21,633             $   17,175
                                                                           ==========             ==========


See the Accompanying Notes to Financial Statements (Unaudited).

                           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

                                                                        For the Six Months Ended June 30,
                                                                        ---------------------------------
                                                                            2000                  1999
                                                                        -----------           -----------
Increase in Cash

Cash Flows from Operating Activities:
  Interest, Discount and Other Income                                    $      892            $   1,966
  Investment Advisory Fee                                                      (267)                (267)
  Fund Administration Fee                                                       (89)                 (89)
  Reimbursable Administrative Expense                                          (106)                (100)
  Independent General Partners' Fees and Expenses                               (34)                 (48)
  Legal and Professional Fees                                                   (13)                 (11)
  Purchase of Temporary Investments, Net                                     (1,816)                 (35)
  Proceeds from Sales of Portfolio Company Investments                        1,469                6,812
                                                                         ----------            ---------
Net Cash Provided by Operating Activities                                        36                8,228
                                                                         ----------            ---------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                  -               (8,212)
                                                                         ----------            ---------
Net Cash Used in Financing Activities                                             -               (8,212)
                                                                         ----------            ---------
  Net Increase in Cash                                                           36                   16
  Cash at Beginning of Year                                                      32                   11
                                                                         ----------            ---------
Cash at End of Period                                                    $       68            $      27
                                                                         ==========            =========


Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities

Net Investment Income                                                    $      489            $     254
                                                                         ----------            ---------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities:
 (Increase) Decrease in Investments at Cost                                    (354)               7,530
  Decrease in Receivable for Investment Sold                                      -                  417
 (Increase) Decrease in Accrued Interest and Discount Receivable               (121)               1,181
  Decrease in Prepaid Expenses                                                    2                    2
  Increase in Reimbursable Administrative Expenses Payable                       20                   40
  Decrease in Independent General Partners' Fees Payable                         (3)                 (15)
  Increase (Decrease) in Legal and Professional Fees Payable                      8                  (11)
  Realized Loss on Sales of Investments                                          (5)              (1,170)
                                                                         ----------            ---------
Total Adjustments                                                              (453)               7,974
                                                                         ----------            ---------
Net Cash Provided by Operating Activities                                $       36            $   8,228
                                                                         ==========            =========

See the Accompanying Notes to Financial Statements (Unaudited).

                              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                            (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)




                                                                 Individual      Managing
                                                                  General        General       Limited
                                                                  Partner        Partner       Partners       Total
                                                                 ----------      --------      --------      --------
For the Six Months Ended June 30, 2000
  Partners' Capital as of January 1, 2000                        $       11      $    181      $ 20,926      $ 21,118
  Allocation of Net Investment Income                                     -            65           424           489
  Allocation of Realized Loss on Sale of Investment                       -             -            (5)           (5)
  Allocation of Net Change in Unrealized Depreciation
    on Investments                                                        -             -            31            31
                                                                 ----------      --------      --------      --------
Partners' Capital as of June 30, 2000                            $       11      $    246      $ 21,376      $ 21,633
                                                                 ==========      ========      ========      ========


See the Accompanying Notes to Financial Statements (Unaudited).

                                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                                             JUNE 30, 2000
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)

                                                                                                                           % of
 Principal                                                                            Investment  Investment    Fair       Total
Amount/Shares     Investment                                                             Date       Cost(f)     Value   Investments
-------------     ----------                                                          ----------  ----------  --------  -----------
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES


                  BIG V SUPERMARKETS, INC. (a) - Note 3
$5,570            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)(g)      12/27/90    $ 5,570    $ 5,570
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (e)                                       ------------------------------
                                                                                                      7,763      7,763       35.93%
                                                                                                    ------------------------------
                  COLE NATIONAL CORPORATION
7,032 Warrants    Cole National Corporation, Common Stock Purchase Warrants (c)          9/26/90          -          -
                   (0.0% of fully diluted common equity assuming exercise of warrants)
                       $744 13% Sr. Secured Bridge Note
                       Purchased 09/25/90                  $   744
                       Repaid 11/15/90                     $   744
                       Realized Gain                       $     0
                                                                                                    ------------------------------
                                                                                                          -          -        0.00%
                                                                                                    ------------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 7,763    $ 7,763       35.93%
                                                                                                    ==============================

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 3 and Schedule 2
$437              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94    $   377    $   219
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62          -
6,554 Warrants    Biotransplant, Inc., Common Stock Purchase Warrants(c)                06/08/94          9          9
                                                                                                    ------------------------------
                                                                                                        448        228        1.06%
                                                                                                    ------------------------------
                  FLA. ORTHOPEDICS, INC. - Schedule 2
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a)(c)(d)                08/02/93        987          -
 2,493 Warrants   FLA. Holdings, Inc. Common Stock Purchase Warrants (a)(c)(d)          08/02/93          -          -
                       $3,158 12.5% Subordinated Note
                       Purchased 08/02/93                  $ 3,158
                       Surrendered 08/16/96                $     0
                       Realized Loss                       $(3,158)
                       78,960 Common Stock
                       Purchased 08/02/93                  $   987
                       Exchanged 08/02/96
                       2,493 Series B Preferred Stock      $   987
                       Realized Gain                       $     0
                       Total Realized Loss                 $(3,158)
                                                                                                    -----------------------------
                                                                                                        987          -       0.00%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $ 1,435    $   228       1.06%
                                                                                                    =============================


 See the Accompanying Notes to Financial Statements (Unaudited).

                                  ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (continued)
                                                       JUNE 30, 2000
                                                  (DOLLARS IN THOUSANDS)
                                                        (UNAUDITED)


                                                                                                                          % of
  Principal                                                                            Investment Investment    Fair      Total
 Amount/Shares    Investment                                                              Date      Cost(f)     Value  Investments
 -------------    ----------                                                           ---------- ----------  -------- -----------
                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                     Various    $ 5,947    $ 5,789      26.80%
                  Preferred Stock, Common Stock, Warrants and Stock Rights               Various      3,251      2,202      10.19%
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $ 9,198    $ 7,991      36.99%
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           General Electric Capital Services, 6.43% due 7/3/00                   5/17/00       9,916      9,995
$ 2,100           Prudential Funding, 6.46% due 7/3/00                                  5/17/00       2,082      2,099
$ 1,370           American General Finance, 6.40% due 7/3/00                            6/19/00       1,367      1,369
$   150           American General Finance, 6.45% due 7/3/00                            5/17/00         149        150
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $13,514    $13,613      63.01%
                                                                                                    -----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $13,514    $13,613      63.01%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT PORTFOLIO                                                        $22,712    $21,604     100.00%
                                                                                                    =============================


(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Non-accrual investment status.
(e)  Percentages of Common Equity are not audited by PricewaterhouseCoopers LLP.
(f)  Represents original cost and excludes accretion of discount of $18 for Mezzanine
     Investments and $99 for Temporary Investments
(g)  $2,089,000 is scheduled to mature on December 15, 2000, with the remaining $3,481,000 scheduled to mature on March 1, 2001.

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2000
                                 (UNAUDITED)

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Such adjustments consisted of those of a normal recurring nature, as well as an adjustment of $120,000 to correct for a 1999 understatement of Mezzanine Investment income. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be achieved for the entire year. Footnote disclosure which substantially duplicates the disclosure contained in the Retirement Fund's Annual Report on Form 10-K for the year ended December 31, 1999, which is hereby incorporated by reference, has been omitted.

3.   Investment Transactions

     On April 28, 2000, BioLease, Inc. ("BioLease") refinanced existing construction and term loans and utilized a portion of the refinancing proceeds to make a $76,000 partial paydown to the Retirement Fund of BioLease's 13% Senior Subordinated Note. The Retirement Fund realized a loss from this transaction of $5,000, after the payment of $12,000 in transaction costs and the write-off of $7,000 of unamortized note discount.

     On June 15, 2000,  $1,393,000  (20%) of the  Retirement  Fund's  $6,963,000
senior subordinated Note from Big V Supermarkets, Inc. ("Big V") matured. The Retirement Fund recorded no gain or loss from this transaction. An additional $2,089,000 (30%) is scheduled to mature on December 15, 2000, with the remaining $3,481,000 (50%) scheduled to mature on March 1, 2001.

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

     Following discussion of these issues, the Individual General Partners of the Retirement Fund determined that since the Retirement Fund may have future indemnification obligations with respect to such litigation, suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners determined, at such time, that it would not be prudent to make distributions to Partners. However, this reserve will be reviewed each quarter by the General Partners of the Retirement Fund in light of the status of the litigation, and distributions, if any, will be made in accordance with the Retirement Fund's Partnership Agreement. On February 22, 2000, the court granted defendants' motion for summary judgement dismissing claims against Mr. Lee. However, Hills has the right to appeal that ruling after trial of the remaining claims against certain other defendants. On June 21, 2000, the General Partners reviewed the status of the Hills matter again, considering the court's ruling on February 22, 2000, and the Individual General Partners again determined that it would not be prudent to make distributions to Partners at such time. Currently, the Retirement Fund has reserved all the net proceeds received from the sale of Fitz and Floyd, Inc., the partial paydown of the Biolease note and the partial maturity of the Big V note, as well as income from operations from the third quarter 1999 and forward.

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


                                                  SCHEDULE 1
                             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     SUPPLEMENTAL SCHEDULE OF REALIZED LOSS
                                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                            (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)


                                   Principal Amount/    Investment       Net        Realized
Security                           Number of Shares        Cost        Proceeds       Loss
--------                           ----------------     ----------     --------     --------

Biolease, Inc. (Note)                    $ 76              $ 69          $ 64         $ (5)
                                         ====              ====          ====         ====

See the Accompanying Notes to Financial Statements (Unaudited).

                                                              SCHEDULE 2
                                         ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                           SUPPLEMENTAL SCHEDULE OF UNREALIZED DEPRECIATION
                                                 FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                        (DOLLARS IN THOUSANDS)
                                                              (UNAUDITED)



                                                               Reversal of      Reversal of
                                                                Unrealized       Unrealized
                                                               Depreciation     Depreciation
                                                                   for              for        Total Unrealized   Total Unrealized
                                                             the Three Months  the Six Months    Depreciation       Depreciation
                            Investment        Fair                Ended            Ended            as of              as of
Security                       Cost           Value           June 30, 2000    June 30, 2000   December 31, 1999   June 30, 2000
--------------------------  ----------      --------         ---------------  ---------------  -----------------   ---------------
Non Public Securities:
Biolease, Inc.
  Common Stock*             $     62        $     -            $         -      $        -        $       (62)       $      (62)
  Subordinated Notes* (a)        377            219                      -               -               (176)             (176)
FLA. Orthopedics, Inc.
  Preferred  Stock*              987              -                      -               -               (987)             (987)
  Subordinated Note*               -              -                      -               -                  -                 -
                                                               -----------      ----------         ----------        ----------
Unrealized Depreciation from Non Public Securities                       -               -             (1,225)           (1,225)
                                                               -----------      ----------         ----------        ----------

Reversal of Unrealized Depreciation on Securities Sold in 2000:
BioLease, Inc.
  Subordinate Note*                                                     31              31                (31)                -
                                                               -----------      ----------         ----------        ----------
Total Unrealized Depreciation                                  $        31      $       31         $   (1,256)       $   (1,225)
                                                               ===========      ==========         ==========        ==========

* Restricted  Security
(a) Investment cost is after April 28, 2000 partial note paydown and excludes accretion of remaining discount of $18.

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

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $20,000,000 for the Retirement Fund. As of August 11, 2000, this remaining reserve balance was approximately $3,400,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills and Ghirardelli Holdings and Anchor Advanced Products. Additionally, approximately $7,700,000 of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     On April 28, 2000, BioLease, Inc. ("BioLease") refinanced existing construction and term loans and utilized a portion of the refinancing proceeds to make a $76,000 partial paydown to the Retirement Fund of BioLease's 13% Senior Subordinated Note. The Retirement Fund realized a loss from this transaction of $5,000, after the payment of $12,000 in transaction costs and the write-off of $7,000 of unamortized note discount.

     On June 15, 2000,  $1,393,000  (20%) of the  Retirement  Fund's  $6,963,000
senior subordinated Note from Big V Supermarkets, Inc. ("Big V") matured. The Retirement Fund recorded no gain or loss from this transaction. An additional $2,089,000 (30%) is scheduled to mature on December 15, 2000, with the remaining $3,481,000 (50%) scheduled to mature on March 1, 2001.

     As previously reported, the Retirement Fund may have future indemnification obligations with respect to certain litigation commenced by Hills Stores Company ("Hills") against its former directors, including Thomas H. Lee (who had been serving on the Hills Board of Directors as a representative of the Retirement
Fund). As a result, the Individual General Partners of the Retirement Fund determined that suitable reserves should be maintained for such contingency. Accordingly, the Individual General Partners have determined that it would not be prudent to make distributions to Partners at this time. However, such reserves will be reviewed each quarter by the General Partners of the Retirement Fund in light of the status of this ongoing litigation, and distributions, if any, will be made in accordance with the Retirement Fund's Partnership Agreement. Currently, the Retirement Fund has reserved all the net proceeds received from the August 1999 sale of Fitz and Floyd, Inc., the partial paydown of the Biolease note and the partial maturity of the Big V note, as well as income from operations from the third quarter 1999 and forward.

     At June 30, 2000, the Retirement Fund had outstanding a total (at cost) of $9,198,000 invested in Mezzanine Investments representing $7,763,000 Managed portfolio investments, $1,435,000 Non-Managed portfolio investments, and $13,514,000 of Temporary Investments comprised of commercial paper with a maturity of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of June 30, 2000 there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the Limited Partners net asset value ("NAV") per Unit is reduced accordingly, and the interest income previously generated by holdings which have been sold will no longer be received by the Retirement Fund. Because the Retirement Fund has only four portfolio companies remaining, only two of which are income producing, the amount of interest income received by the Retirement Fund is not significant. As a result, it is expected that any future cash (to the extent such cash is not reserved for expenses and contingencies - see discussion of Hills matter above) available to pay distributions to Partners will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing. Therefore, in the absence of cash available for distribution resulting from the future sale of portfolio holdings, the only cash available for distribution by the Retirement Fund will derive from operations; this cash is estimated to be less than one dollar per Unit each quarter.

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

Results of Operations

Net Investment Income

     For the three and six months ended June 30, 2000 and 1999, the Retirement Fund had net investment income of $209,000, $489,000, $147,000 and $254,000, respectively. The increase in net investment income during the three and six months ended June 30, 2000, as compared to the same income periods in 1999, is primarily attributable to an increase in interest and discount income from Temporary Investments and other factors, as discussed below.

Investment Income and Expenses

     Total investment income from operations for the three and six months ended June 30, 2000 and 1999 primarily consists of interest and discount income earned on the Retirement Fund's portfolio of Mezzanine Investments, Temporary Investments and short-term money market instruments. For the three and six months ended June 30, 2000 and 1999, the Retirement Fund had investment income of $454,000, $1,013,000, $401,000 and $785,000, respectively. The increase in investment income during the three and six months ended June 30, 2000, as compared to the same periods in 1999, is primarily attributable to an increase in income earned on Temporary Investments as a result of investing the Fitz and Floyd, Inc. sale proceeds, which have been reserved, the Biolease, Inc. partial paydown proceeds and the Big V Supermarkets, Inc. partial maturity proceeds. This increase was partially offset by a decrease in income earned on Mezzanine Investments as a result of the August 1999 sale of Fitz and Floyd, Inc., the April 2000 partial paydown of the Biolease, Inc. senior subordinated note and the June 2000 partial maturity of the Big V Supermarkets, Inc. senior subordinated note. In addition, the increase in investment income during the six months ended June 30, 2000, as compared to the same period in 1999, is attributable to a $120,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income.

     Major expenses for the three and six months ended June 30, 2000 and 1999 consisted of Investment Advisory Fees and Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fee incurred by the Retirement Fund to the Investment Adviser for the three and six months ended June 30, 2000 and 1999 was $133,000, $267,000, $133,000 and $267,000,
respectively, and was calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of the Retirement Fund ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and six months ended June 30, 2000 and 1999, the Retirement Fund incurred an Fund Administration Fee of $44,000, $89,000, $44,000 and $89,000, respectively. For the three and six months ended June 30, 2000 and 1999, the Retirement Fund incurred $52,000, $126,000, $63,000 and $140,000, respectively, in Reimbursable Administrative Expenses.

     For the six months ended June 30, 2000 and 1999, the Fund incurred legal and professional fees of $8,000 and $0, respectively. The Fund incurred no legal and professional fees for the three months ended June 30, 2000 and 1999. Such expenses are primarily attributable to legal fees incurred on behalf of indemnified defendants in connection with the Hills Litigation.

Net Assets

     The Retirement Fund's net assets increased by $515,000 during the six months ended June 30, 2000, due to net investment income of $489,000 and a reversal of net unrealized depreciation of $31,000, partially offset by a net realized loss of $5,000 from the partial paydown of a Mezzanine Investment. During the six months ended June 30, 1999, the Retirement Fund's net assets decreased by $4,518,000, due to cash distributions to partners of $8,212,000 and a realized loss from the sale of a Mezzanine Investment of $1,170,000, partially offset by net investment income of $254,000 and reversal of net unrealized depreciation of $4,610,000.

Unrealized Appreciation and Depreciation on Investments

     The Retirement Fund recorded a reversal of net unrealized depreciation of $31,000 during the six months ended June 30, 2000 as compared to a $4,610,000 reversal of net unrealized depreciation during the same period in 1999. The Retirement Fund's cumulative net unrealized depreciation on investments as of June 30, 2000 totaled $1,225,000.

     The Managing General Partner and the Investment Adviser review, on a quarterly basis, the valuation of the Retirement Fund's portfolio investments that do not have a readily ascertainable market value; such investment valuations are subject to final approval from the Individual General Partners. Portfolio investments are valued at original cost plus accreted value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Advisor use their best judgement in estimating the fair value of these investments, there are inherent limitations in any estimation technique.

     As a result of total net realized and unrealized appreciation and depreciation recorded by the Retirement Fund through June 30, 2000, Limited Partners' NAV was $120.43 per Unit. The Retirement Fund's net assets include private placement securities (approximately 36.9% of net assets) for which there are no ascertainable market values and commercial paper (approximately 62.9% of net assets) which is stated at amortized cost. The Retirement Fund's private placement securities are primarily comprised of its investments in Big V Supermarkets, Inc., which are valued at cost. The June 30, 2000 NAV figure does not reflect any change that may have occurred in the value of the Retirement Fund's holdings since June 30, 2000, does not reflect ongoing costs related to the Hills litigation other than those incurred through June 30, 2000, nor does it represent the Units' current market value. Furthermore, Limited Partners may not be able to realize this value upon a sale of their Units.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 2000. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Unrealized Depreciation - Schedule 2.

Net Realized Gains and Losses

     The Retirement Fund recorded a realized loss of 5,000 during the six months ended June 30, 2000, as compared to a realized loss of $1,170,000 during the same period in 1999.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2000, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

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

     Item 3. Defaults Upon Senior Securites.
             ------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security holders.
             ---------------------------------------------------
             None

     Item 5. Other Information.
             -----------------
             None

     Item 6. Exhibits and Reports on Form 8-K.
             --------------------------------
             (a) Exhibits:

                 Exhibit 27 - Financial Data Schedule for the quarter ended June 30, 2000.

             (b) Reports on Form 8-K:

                 None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2000.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner



Dated:  August 14, 2000        /s/ Kevin T. Seltzer
                               ----------------------------------
                                   Kevin T. Seltzer
                                   ML Mezzanine II, Inc.
                                   Vice President and Treasurer
                                  (Principal Financial Officer of Registrant)