Form 10-K
period 2000-12-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2001-04-02
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-17382

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                04-3028397
  (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

                      2 World Financial Center - 14th Floor
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

                                   Part I

Item l.    Business

     Formation

     ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") (formerly T.H. Lee Acquisition Fund (Retirement Accounts) II, L.P.) was formed along with ML-Lee Acquisition Fund II, L.P. ("Fund II"); collectively referred to as the "Funds") and the Certificates of Limited Partnership were filed under the Delaware Revised Uniform Limited Partnership Act on September 23, 1988. The Retirement Fund's operations commenced on November 10, 1989 and were scheduled to terminate on December 20, 1999. However, the initial ten year term of the Retirement Fund has been extended for an additional two year period. The Individual General Partners (as defined below) have the right to extend the term of the Retirement Fund for an additional one year period if they determine that such extension is in the best interest of the Retirement Fund. The Retirement Fund will then have an additional five year period to liquidate its remaining assets.

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

     Mezzanine and Bridge Investments

     As of December 31, 2000,  the Retirement  Fund had  outstanding a total (at cost) of $9,189,000 invested in Mezzanine Investments representing $7,763,000 Managed and $1,426,000 Non-Managed portfolio investments. At December 31, 2000, there were no Bridge Investments outstanding for the Funds. The Funds co-invest in all Mezzanine and Bridge Investments, allocating such investments in proportion to their capital available for investment.

     The Retirement Fund's reinvestment period ended on December 21, 1993 and, accordingly, no new investments were made after that date other than the funding of investments which were committed to prior to that date.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES,
     INCLUDING INVESTMENT DISPOSITIONS AND EXPIRATIONS DURING 2000
     -------------------------------------------------------------

     The following is a brief description of the companies in the Retirement Fund's Managed Company portfolio as of December 31, 2000:

     Big V Supermarkets, Inc. ("Big V")
     ----------------------------------
     Big V is a regional supermarket retailer in the Northeastern United States doing business under the ShopRite name. Big V currently operates several supermarkets principally in the Hudson Valley region of New York State. The investment in Big V is valued at cost as of December 31, 2000. On June 15, 2000, Big V made a scheduled principal payment of $1,393,000 with respect to the Retirement Fund's $6,963,000 senior subordinated Note. The Retirement Fund recorded no gain or loss from this transaction. Although $2,089,000 and $3,481,000 were scheduled to mature on December 15, 2000 and March 15, 2001, respectively, Big V failed to make these two principal payments; see also Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, for a discussion of this matter and certain bankruptcy proceedings commenced by Big V.

     Cole National Corporation ("Cole")
     ----------------------------------
     The Retirement Fund's remaining investment in Cole, common stock purchase warrants for CNC Holding Corporation valued at zero, expired on September 25, 2000.

     REVIEW OF INVESTMENTS IN NON-MANAGED COMPANIES,
     INCLUDING INVESTMENT DISPOSITIONS DURING 2000
     -----------------------------------------------

     The following is a brief description of the companies in the Retirement Fund's Non-Managed Company portfolio as of December 31, 2000:

     BioLease, Inc. ("Biolease") and BioTransplant, Inc. ("BioTransplant")
     ---------------------------------------------------------------------
     BioLease provides built-to-suit wet-laboratory space in the Boston area to a consortium of emerging growth bio-technology companies sponsored by the venture capital funds managed by Health Care Investment Corporation. The Retirement Fund's investment in BioLease Common Stock was written down to zero, and the Subordinated Notes were written down to approximately 50% of par value during the year ended December 31, 1997. As of December 31, 2000, total net unrealized depreciation was $238,000.

     On April 28, 2000, BioLease refinanced existing construction and term loans and utilized a portion of the refinancing proceeds to make a $76,000 partial paydown to the Retirement Fund of BioLease's 13% Senior Subordinated Note. The Retirement Fund realized a loss from this transaction of $5,000, after the payment of $12,000 in transaction costs and the write-off of $7,000 of unamortized note discount.

     On November 9, 2000, the Retirement Fund exercised its rights under the BioTransplant common stock purchase warrants and purchased 6,554 shares of BioTransplant common stock for $20,000, exclusive of $7,000 of transaction costs. On November 27, 2000, the Retirement Fund sold these shares and received net proceeds of $60,000 and realized a gain of $24,000.

     FLA. Orthopedics, Inc.
     ----------------------
     FLA. Orthopedics, Inc., headquartered in Miami, manufactures, markets and distributes production in two major lines of business: ergonomically designed safety products and orthopedic soft goods. The Retirement Fund has valued its remaining investment in FLA. Orthopedics, Inc. at zero, which resulted in total net unrealized depreciation of $987,000 as of December 31, 2000.

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

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security-Holders

     No matters were submitted to a vote of the Limited Partners of the Retirement Fund during the fourth quarter ended December 31, 2000.


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

     The approximate number of Unit holders as of January 1, 2001, the last effective date of transfer (as described below), was 17,394. The Managing General Partner and Thomas H. Lee as an Individual General Partner also hold general partner interests in the Retirement Fund.

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

     Cash Distributions

     Generally, the Retirement Fund has made quarterly distributions including both Distributable Cash from Investments and Distributable Capital Proceeds. However, the Retirement Fund's ability to make future cash distributions is restricted. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, the information in which is incorporated herein by reference.

Item 6.  Selected Financial Data
Supplemental Information Schedule


                                                                      For the Years Ended December 31,
                                                --------------------------------------------------------------------------
TOTAL FUND INFORMATION:                            2000            1999           1998            1997            1996
                                                -----------    -----------    ------------    ------------    ------------
Net Investment Income                           $   885,393    $   337,251    $  1,922,189    $  4,275,516    $  5,516,846

Net Realized Gain (Loss) on Sales of                 19,054     (3,468,662)     (9,869,500)         74,228       4,755,563
  Investments

Net Change in Unrealized Appreciation
  (Depreciation) on Investments                      30,703     10,881,662      17,438,728      (6,285,381)    (14,768,911)

Cash Distributions to Partners                            -      8,325,079      20,876,516      14,242,934      34,722,409

Net Assets                                       22,053,778     21,118,625      21,693,451      33,078,550      49,257,119

Cost of Mezzanine Investments                     9,189,522     10,656,462      28,049,200      57,865,408      63,818,387

Total Assets                                     22,213,889     21,277,376      21,798,979      33,261,494      49,627,131


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                               $      9.71   $       6.40    $      16.66    $      31.03     $     35.32

Expenses                                              (5.21)         (4.94)          (7.58)          (7.99)         (15.56)
                                                -----------   ------------    ------------    ------------    ------------
Net Investment Income                           $      4.50   $       1.46    $       9.08    $      23.04    $      19.76
                                                ===========   ============    ============    ============    ============

Net Realized Gain (Loss) on Sales
  of Investments                                $       .11   $     (19.65)   $     (63.45)   $        .42    $      21.99

Net Change in Unrealized Appreciation
  (Depreciation) on Investments                         .17          61.11           98.00          (35.30)         (82.94)

Cash Distributions                                        -          43.98          107.11           65.96          166.55

Cumulative Cash Distributions                      1,476.31       1,476.31        1,432.33        1,325.22        1,259.26

Net Asset Value                                      122.67         117.89          118.96          185.13          262.93

See cash distributions schedule for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     At the regular quarterly meeting of the General Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") held on December 14, 1999, the Individual General Partners determined to extend the initial ten year term of the Retirement Fund, which was due to terminate December 20, 1999, for an additional two year period, pursuant to the terms set forth under Section 2.4 of the Partnership Agreement. Such extension will allow the Retirement Fund to more effectively deal with its assets pending their liquidation. The term of the Retirement Fund will now expire on December 20, 2001. The Individual General Partners have the right to extend the term of the Retirement Fund for an additional one year period if they determine that such extension is in the best interest of the Retirement Fund. The Retirement Fund will then have an additional five year period to liquidate its remaining assets.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $20,000,000 for the Retirement Fund. As of March 30, 2000, this remaining reserve balance was approximately $3,400,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills and Ghirardelli Holdings, Anchor Advanced Products and BioTransplant, Inc. Additionally, approximately $7,700,000 of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

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

     On June 15, 2000, Big V supermarkets, Inc. ("Big V") made a scheduled principal payment of $1,393,000 with respect to the Retirement Fund's $6,963,000 senior subordinated Note. The Retirement Fund recorded no gain or loss from this transaction. Although $2,089,000 and $3,481,000 were scheduled to mature on December 15, 2000 and March 15, 2001, respectively, Big V failed to make these two principal payments, as discussed below.

     On September 25, 2000, the Retirement Fund's rights under the CNC Holding Corporation common stock purchase warrants expired. The Retirement Fund had valued such investment at zero and, accordingly, recorded no gain or loss upon the expiration of the rights.

     On November 9, 2000, the Retirement Fund exercised its rights under the BioTransplant, Inc. ("BioTransplant")common stock purchase warrants and purchased 6,554 shares of BioTransplant common stock for $20,000, exclusive of $7,000 of transaction costs. On November 27, 2000, the Retirement Fund sold these shares for net proceeds of $60,000 and realized a gain of $24,000.

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

     However, before consenting to the disposition of all or part of the Retirement Fund's reserves, at the quarterly meeting held on September 19, 2000, the General Partners reviewed certain contractual covenants, commitments and contingencies the Retirement Fund has in respect of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company), resulting from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern"), Big V (together with certain of its related companies) and the Retirement Fund (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of the Retirement Fund with respect to such covenants, commitments and contingencies have been determined.

     In November 2000, the Retirement Fund and ML-Lee Acquisition Fund II, L.P.("Fund II") agreed to guarantee, in aggregate, $1,000,000 of certain short-term financing requirements of Big V, all of which have since been repaid; as a result, the guarantee was never called upon.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, Big V and other related entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Big V Bankruptcy"), in order to implement a major financial and operational restructuring of its business. The Retirement Fund believes Big V's management currently intends to put forward a reorganization plan that fully pays all of its creditors' claims, including Wakefern's, and changes its distribution agreement, currently with Wakefern.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement will be effectuated and the cost of such change, if any, to Big V. In the event Big V is unsuccessful in its reorganization plan, Wakefern may have certain remedies available to it under the Agreements, including the potential of gaining control of Big V by acquiring, among other interests, the Retirement
Fund's equity interests in Big V at a price to be determined by investment bankers.

     Currently, the Retirement Fund holds a Senior Subordinated Note issued by Big V with outstanding principal of $5.6 million, as well as 62,667 shares of BVH common stock. The carrying value of the Retirement Fund's investments in Big V and BVH at December 31, 2000 was $7.8 million. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due the Retirement Fund under the Senior Subordinated Note held by the Retirement Fund. Subsequently, Big V also failed to make the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due the Retirement Fund under such note.

     If the Big V Bankruptcy proceedings are resolved in Big V's favor and the Wakefern distribution agreement is transferred with minimal cost to Big V, the Investment Adviser believes that the value of the Retirement Fund's debt investments should be preserved and the value of the Retirement Fund's equity investments may be enhanced. On the other hand, if the Big V Bankruptcy proceedings are not resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of the Retirement Fund's debt and equity investments may be impaired, and the Retirement Fund could conceivably be exposed to losses in excess of its original investment. Currently, neither the Investment Adviser nor the Managing General Partner can predict the outcome of the Big V Bankruptcy proceedings, including such proceedings' impact on the value of the Senior Subordinated Note or the BVH equity held by the Retirement Fund, or the timing or amount of payments, if any, that might be made to the Retirement Fund pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of the Retirement Fund.

     The General Partners will continue to review such reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with the Retirement Fund's Partnership Agreement. Currently, the Retirement Fund has reserved all the net proceeds received from the 1999 sale of Fitz and Floyd, Inc.("Fitz and Floyd"), the 2000 partial paydown of the BioLease Note, the 2000 partial maturity of the Big V Note, and the 2000 sale of BioTransplant Common Stock as well as income from operations from the third quarter 1999 and subsequent quarters.

     Pursuant to the sale of Stablex Canada, Inc. and Seaway TLC Inc. on March 12, 1999, the Funds received rights to a contingent payment which entitles them, collectively, to receive twenty percent (20%) of the net proceeds of any payment or consideration or distribution (whether received in cash, property, securities or any combination thereof) arising out of transfer, disposition, recapitalization or exchange of substantially all of the stock or other equity interest in either Stablex Canada, Inc. or Seaway TLC Inc. if such transaction is consummated within forty-two (42) months from the closing of the sale agreement. Any Distributable Capital Proceeds relating to future receipts by the Retirement Fund pursuant to the Agreement will be payable to Partners of record as of the date of the receipt of such proceeds. The Retirement Fund ascribes no value to this contingent payment for financial reporting purposes.

     At December 31, 2000, the Retirement Fund had outstanding a total (at cost) of $9,189,000 invested in Mezzanine Investments representing $7,763,000 Managed and $1,426,000 Non-Managed portfolio investments. The remaining proceeds were invested in a Temporary Investment in commercial paper with a maturity of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive incentive distributions after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid in full. As of December 31, 2000 there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the Limited Partners' net asset value ("NAV") per Unit is reduced accordingly, and the corresponding interest income previously generated by such holdings will no longer be received by the Retirement Fund. The Retirement Fund has three portfolio companies remaining, only one of which is currently income producing; the amount of interest income received by the Retirement Fund from such portfolio companies is not significant. As a result, it is expected that any future cash available to pay distributions to Partners (to the extent such cash is not reserved for expenses and contingencies - see discussion of the Big V Bankruptcy above) will be derived almost entirely from recovered capital and gains, if any, from asset sales, which are subject to market conditions and are inherently unpredictable as to timing.

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

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-K, the Retirement Fund may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, the Retirement Fund notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, the impact of current ongoing litigation as it relates to the Retirement Fund, and the other risks and uncertainties detailed in this Form 10-K. The Retirement Fund undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations

Net Investment Income

     For the year ended December 31, 2000, the Retirement Fund had net investment income of $885,000 as compared to $337,000 and $1,922,000 for the years ended December 31, 1999 and 1998, respectively. The increase in net investment income during 2000 as compared to 1999 is primarily attributable to an increase in interest and discount income from Temporary Investments partially offset by a decrease in interest income from Mezzanine Investments and other factors, as discussed below. The decrease in net investment income during 1999 as compared to 1998 is primarily attributable to the sales of income producing companies during 1999 and 1998.

Investment Income and Expenses

     The total investment income from operations for the years ended December 31, 2000, 1999 and 1998 consists primarily of interest and discount income earned on the investment of proceeds from Partner's contributions in Mezzanine Investments and short-term money market instruments. For 2000, the Retirement Fund had investment income of $1,911,000, as compared to $1,482,000 and $3,271,000 for 1999 and 1998, respectively.

     The increase in investment income during 2000, as compared to 1999, is primarily attributable to an increase in income earned on Temporary Investments as a result of investing the Fitz and Floyd sale proceeds, the BioLease partial paydown proceeds, the Big V partial maturity proceeds, the BioTransplant stock sale proceeds and income from operations from the third quarter 1999 and forward, all of which have been reserved. This increase was partially offset by a decrease in income earned on Mezzanine Investments as a result of the August 1999 sale of Fitz and Floyd the April 2000 partial paydown of the BioLease subordinated note and the June 2000 partial maturity of the Big V senior subordinated note. In addition, the increase in investment income during 2000, as compared to 1999, is attributable to a $120,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income. The decrease in investment income during 1999 as compared to 1998 is directly attributable to the sales of income producing companies during 1999 and 1998.

     Major expenses for the years ended December 31, 2000, 1999 and 1998 consisted of Investment Advisory Fees and Administrative Expenses.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees incurred by the Retirement Fund to the Investment Adviser for the years ended December 31, 2000, 1999 and 1998 were $534,000, 534,000 and $550,000, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of the Retirement Fund ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For each of the years ended December 31, 2000, 1999 and 1998 the Retirement Fund incurred Fund Administration Fees of $178,000. For the years ended December 31, 2000, 1999 and 1998 the Retirement Fund incurred $210,000, $314,000 and $336,000, respectively, in Reimbursable Administrative Expenses. The decrease in Reimbursable Administrative Expenses for 2000, as compared to 1999 and 1998, is due to an overall reduction in custodian, printing and legal administrative fees during 2000 and 1999 resulting from fewer investments held by the Retirement Fund during 2000 and 1999.

     Legal and professional fees for the years ended December 31, 2000, 1999 and 1998 were $25,000, $42,000 and $208,000, respectively. These expenses are largely attributable to legal fees incurred and advanced on behalf of indemnified defendants as well as fees incurred directly by the Retirement Fund in connection with certain litigation proceedings. The decrease in legal and professional fees for 2000 and 1999 as compared to 1998 is primarily attributable to the legal fees incurred by the Retirement Fund in connection with the settlement of the Seidel litigation in 1998.

Net Assets

     The Retirement Fund's net assets increased by $935,000 during the year ended December 31, 2000, due to net investment income of $885,000, net realized gain from the sales of Mezzanine Investments of $19,000 and reversal of net unrealized depreciation of $31,000.

     The Retirement Fund's net assets decreased by $575,000 during the year ended December 31, 1999, due to cash distributions to partners of $8,325,000 ($6,372,000 of which was return of capital from the sales of Mezzanine Investments) and net realized loss from the sales of Mezzanine Investments of $3,468,000, partially offset by net investment income of $337,000 and reversal of net unrealized depreciation of $10,881,000.

     The Retirement Fund's net assets decreased by $11,385,000 during the year ended December 31, 1998, due to the payment of cash distributions to partners of $20,877,000 ($10,877,000 of which was return of capital from the sales of Mezzanine Investments) and net realized loss from the sales of Mezzanine Investments of $9,869,000, partially offset by net investment income of $1,922,000 and reversal of net unrealized depreciation of $17,439,000.

Unrealized Appreciation and Depreciation on Investments

     As a result of dispositions of Mezzanine Investments, the Retirement Fund recorded a reversal of net unrealized depreciation of $31,000 during the year ended December 31, 2000, as compared to a $10,881,000 reversal of net unrealized depreciation during the year ended December 31, 1999 and a $17,439,000 reversal of net unrealized depreciation during the year ended December 31, 1998. The Retirement Fund's cumulative net unrealized depreciation on investments as of December 31, 2000 totaled $1,225,000.

     For securities without a readily ascertainable market value, fair value is determined, on a quarterly basis, in good faith by the Investment Adviser and is approved by the Managing General Partner with final approval from the Individual General Partners of the Retirement Fund. Portfolio investments are valued at original cost plus accreted value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Investment Adviser and the General Partners believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

     Approximately 40.2% of the Retirement Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction. As of December 31, 2000, the Retirement Fund's investments in Big V and BVH represents approximately 35.7% of the Retirement Fund's fair value. As discussed above in Liquidity and Capital Resources, neither the Investment Adviser nor the Managing General Partner can currently predict the outcome of the Big V Bankruptcy proceedings, including such proceedings impact on the value of the Retirement Fund's investments in Big V and BVH.

     As a result of total net realized and unrealized appreciation and depreciation recorded by the Retirement Fund through December 31, 2000, Limited Partners' net asset value ("NAV") was $122.67 per Unit. The Retirement Fund's net assets as of that date included its holdings in Big V and BVH (approximately 35.2% of net assets, valued at cost) and other private placement securities (approximately 1.0% of net assets), for which there are no ascertainable market values, and commercial paper (approximately 62.3% of net assets), which is stated at amortized cost. The December 31, 2000 NAV figure does not reflect any change that may subsequently have occurred in the value of the Retirement Fund's holdings. Moreover, in light of the Big V Bankruptcy filing, there is a high degree of uncertainty associated with the Retirement Fund's estimate of the value of its investment in Big V (see also Liquidity and Capital Resources above). In addition, the Big V Bankruptcy and related litigation may potentially have an effect on other assets of the Retirement Fund. The previously computed NAV does not represent the Units' current market value, and Limited Partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of the Retirement Fund's assets.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 2000. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Net Unrealized Appreciation and Depreciation - Schedule 2.

Net Realized Gains and Losses

     For the year ended December 31, 2000, the Retirement Fund recorded a net realized gain from investments of $19,000, as compared to a net realized loss of $3,468,000 for the year ended December 31, 1999 and a net realized loss of $9,869,000 for the year ended December 31, 1998. For additional information related to the current year, please refer to the Supplemental Schedule of Net Realized Gain - Schedule 1.

Cash Distributions

     As recovered capital from portfolio company sales is distributed to the Limited Partners, the NAV per Unit is reduced accordingly, and the corresponding interest income previously generated by such holdings will no longer be received by the Retirement Fund. The Retirement Fund has three porfolio companies remaining, only one of which is currently income producing; the amount of interest income received by the Retirement Fund from such portfolio companies is not significant. As a result, it is expected that any future cash available to pay distributions to Partners (to the extent such cash is not reserved for expenses and contingencies - see discussion of the Big V Bankruptcy above) will be derived almost entirely from recovered capital and gains, if any, from asset sales, which are subject to market conditions and are inherently unpredictable as to timing.

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

(c)  As more fully discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results
     of Operations - Liquidity and Capital Resources, the Individual General Partners have determined that it would not be prudent to make distributions to Partners at this time. Accordingly, the Retirement Fund has reserved all the proceeds received from the sale of Fitz and Floyd the partial paydown of the BioLease note, the partial maturity of the Big V note, and the sale of BioTransplant stock, as well as income from operations from the third quarter 1999 and subsequent quarters.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     As of December 31, 2000, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

Item 8.    Financial Statements and Supplemental Data


             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
  As of December 31, 2000 and December 31, 1999

Statements of Operations
  For the Years Ended December 31, 2000, 1999 and 1998

Statements of Changes in Net Assets
  For the Years Ended December 31, 2000, 1999 and 1998

Statements of Cash Flows
  For the Years Ended December 31, 2000, 1999 and 1998

Statements of Changes in  Partners'  Capital
  For the Years Ended December 31, 2000, 1999 and 1998

Schedule of Portfolio Investments
  as of December 31, 2000

Notes to Financial Statements

Supplemental Schedule of Net Realized Gain - Schedule 1

Supplemental Schedule of Net Unrealized Appreciation and Depreciation - Schedule 2

                       Report of Independent Accountants


To the General and Limited Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Fund") at December 31, 2000 and December 31, 1999, and the results of its operations, the changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2000 by correspondence with the custodian, provide a reasonable basis for our opinion.

     The financial statements include securities, valued at $8.0 million at December 31, 2000 (36.2% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

     As discussed in Note 1, the Fund is scheduled to dissolve on December 20, 2001. The Individual General Partners have the right to extend the term of the Fund for an additional one year period.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of net realized gain (Schedule 1) and the schedule of net unrealized appreciation and depreciation (Schedule 2) are presented for the purposes of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Fund's management. Such schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 23, 2001

                             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                            (DOLLARS IN THOUSANDS)



                                                                                December 31,       December 31,
                                                                                    2000               1999
                                                                                ------------       ------------
Assets:

Investments - Notes 2, 4, 5
  Portfolio Investments at fair value
    Managed Companies (amortized cost $7,763
      at December 31, 2000 and $9,156 at December 31, 1999)                     $      7,763       $      9,156
    Non-Managed Companies (amortized cost $1,426
      at December 31, 2000 and $1,500 at December 31, 1999)                              219                266
    Temporary Investments, at amortized cost (cost $13,659
      at December 31, 2000 and $11,698 at December 31, 1999)                          13,745             11,727
Cash                                                                                     153                 32
Accrued Interest - Note 2                                                                319                 92
Prepaid Expenses                                                                          15                  4
                                                                                ------------       ------------
Total Assets                                                                    $     22,214       $     21,277
                                                                                ============       ============


Liabilities and Partners' Capital:

Liabilities
  Reimbursable Administrative Expenses Payable - Note 8                         $        122       $        125
  Independent General Partners' Fees Payable - Note 9                                     13                  5
  Legal and Professional Fees Payable                                                     24                  5
  Deferred Interest Income - Note 2                                                        2                 24
                                                                                ------------       ------------
Total Liabilities                                                                        161                159
                                                                                ------------       ------------

Partners' Capital - Note 2
  Individual General Partner                                                              11                 11
  Managing General Partner                                                               268                181
  Limited Partners (177,515 Units)                                                    21,774             20,926
                                                                                ------------       ------------
Total Partners' Capital                                                               22,053             21,118
                                                                                ------------       ------------
Total Liabilities and Partners' Capital                                         $     22,214       $     21,277
                                                                                ============       ============

See the Accompanying Notes to Financial Statements.

                             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                           STATEMENTS OF OPERATIONS
                                            (DOLLARS IN THOUSANDS)



                                                                                 For the Years Ended December 31,
                                                                                -----------------------------------
                                                                                  2000          1999          1998
                                                                                -------       -------       -------
Investment Income - Notes 2, 4, 6:
  Interest                                                                      $ 1,154       $ 1,174       $ 2,861
  Discount and Other Income                                                         757           308           410
                                                                                -------       -------       -------
    Total Investment Income                                                       1,911         1,482         3,271
                                                                                -------       -------       -------
Expenses:
  Investment Advisory Fee - Note 7                                                  534           534           550
  Fund Administration Fee - Note 8                                                  178           178           178
  Reimbursable Administrative Expenses - Note 8                                     210           314           336
  Independent General Partners' Fees and Expenses - Note 9                           74            73            73
  Legal and Professional Fees                                                        25            42           208
  Insurance Expense                                                                   5             4             4
                                                                                -------       -------       -------
    Total Expenses                                                                1,026         1,145         1,349
                                                                                -------       -------       -------
Net Investment Income                                                               885           337         1,922
                                                                                -------       -------       -------

Net Realized Gain (Loss) on Sales of Investments - Note 4 and Schedule 1             19        (3,468)       (9,869)
                                                                                -------       -------       -------
Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Note 5 and Schedule 2
   Publicly Traded Securities                                                         -             -        17,439
   Nonpublic Securities                                                              31        10,881             -
                                                                                -------       -------       -------
   Subtotal                                                                          31        10,881        17,439
                                                                                -------       -------       -------

Net Increase in Net Assets Resulting From Operations                                935         7,750         9,492
Less:  Earned MGP Distributions to Managing General Partner                         (91)         (108)       (1,727)
                                                                                -------       -------       -------
Net Increase Available For Pro-Rata Distribution to All Partners                $   844       $ 7,642       $ 7,765
                                                                                =======       =======       =======

See the Accompanying Notes to Financial Statements.

                             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                     STATEMENTS OF CHANGES IN NET ASSETS
                                           (DOLLARS IN THOUSANDS)



                                                                                  For the Years Ended December 31,
                                                                              ---------------------------------------
                                                                                2000           1999            1998
                                                                              --------      ---------       ---------
From Operations:
  Net Investment Income                                                       $    885      $     337       $   1,922
  Net Realized Gain (Loss) on Sales of Investments                                  19         (3,468)         (9,869)
  Net Change in Unrealized Appreciation (Depreciation) on Investments               31         10,881          17,439
                                                                              --------      ---------       ---------
  Net Increase in Net Assets Resulting from Operations                             935          7,750           9,492
  Cash Distributions to Partners                                                     -         (8,325)        (20,877)
                                                                              --------      ---------       ---------

  Total Increase (Decrease)                                                        935           (575)        (11,385)
Net Assets:
  Beginning of Year                                                             21,118         21,693          33,078
                                                                              --------      ---------       ---------
  End of Year                                                                 $ 22,053      $  21,118       $  21,693
                                                                              ========      =========       =========

See the Accompanying Notes to Financial Statements.

                           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                        STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)



                                                                                For the Years Ended December 31,
                                                                               ---------------------------------
                                                                                 2000         1999         1998
                                                                               --------     --------     -------
Increase (Decrease) in Cash

Cash Flows From Operating Activities:
  Interest, Discount and Other Income                                          $ 1,605      $ 2,747     $  1,983
  Investment Advisory Fee                                                         (534)        (534)        (550)
  Fund Administration Fee                                                         (178)        (178)        (178)
  Independent General Partners' Fees and Expenses                                  (66)         (83)         (68)
  Reimbursable Administrative Expense                                             (213)        (211)        (322)
  Legal and Professional Fees                                                      (29)         (67)        (267)
  (Purchase) Sale of Temporary Investments, Net                                 (1,961)      (7,669)         175
  Purchase of Portfolio Company Investments                                        (20)           -            -
  Proceeds from Sales, Maturities and Paydowns of Portfolio
    Company Investments                                                          1,517       14,341       19,529
                                                                               -------      -------     --------
Net Cash Provided By Operating Activities                                          121        8,346       20,302
                                                                               -------      -------     --------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                     -       (8,325)     (20,452)
                                                                               -------      -------     --------
Net Cash Used in Financing Activities                                                -       (8,325)     (20,452)
                                                                               -------      -------     --------
  Net Increase (Decrease) in Cash                                                  121           21         (150)
  Cash at Beginning of Year                                                         32           11          161
                                                                               -------      -------     --------
Cash at End of Year                                                            $   153      $    32     $     11
                                                                               =======      =======     ========

Reconciliation of Net Investment Income
  to Net Cash Provided by Operating Activities:

  Net Investment Income                                                        $   885      $   337     $  1,922
                                                                               -------      -------     --------
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities:
  (Increase) Decrease in Investments at Cost                                      (490)       9,723       29,989
  (Increase) Decrease in Receivable for Investment Sold                              -          417         (417)
  (Increase) Decrease in Accrued Interest, Dividend and Discount Receivable       (306)       1,265       (1,288)
  (Increase) Decrease in Prepaid Expenses                                          (11)          (1)           1
   Increase (Decrease) in Legal and Professional Fees Payable                       19          (20)         (55)
   Increase (Decrease) in Reimbursable Administrative Expenses Payable              (3)         103           13
   Increase (Decrease) in Independent General Partners' Fees Payable                 8          (10)           6
   Net Realized Gain (Loss) on Sales of Investments                                 19       (3,468)      (9,869)
                                                                               -------      -------     --------
Total Adjustments                                                                 (764)       8,009       18,380
                                                                               -------      -------     --------
Net Cash Provided by Operating Activities                                      $   121      $ 8,346     $ 20,302
                                                                               =======      =======     ========

See the Accompanying Notes to Financial Statements.

                            ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                           (DOLLARS IN THOUSANDS)



                                                                    Individual    Managing
                                                                     General       General       Limited
                                                                     Partner       Partner       Partners        Total
                                                                   -----------   ----------     ----------    ----------

Partners' Capital at January 1, 1998                               $       14    $      202     $   32,862    $   33,078
Allocation of Net Investment Income                                         1           309          1,612         1,922
Allocation of Net Realized Loss on Sales of Investments                    (3)        1,396        (11,262)       (9,869)
Allocation of Net Change in Unrealized
  Depreciation on Investments                                               4            39         17,396        17,439
Cash Distributions to Partners                                             (5)       (1,378)       (19,494)      (20,877)
                                                                   ----------    ----------     ----------    ----------
Partners' Capital at December 31, 1998                                     11           568         21,114        21,693
Allocation of Net Investment Income                                         -            79            258           337
Allocation of Net Realized Loss on Sales of Investments                    (1)           20         (3,487)       (3,468)
Allocation of Net Change in Unrealized
  Depreciation on Investments                                               3            30         10,848        10,881
Cash Distributions to Partners                                             (2)         (516)        (7,807)       (8,325)
                                                                   ----------    ----------     ----------    ----------
Partners' Capital at December 31, 1999                                     11           181         20,926        21,118
Allocation of Net Investment Income                                         -            87            798           885
Allocation of Net Realized Gain on Sales of Investments                     -             -             19            19
Allocation of Net Change in Unrealized Depreciation
  on Investment                                                             -             -             31            31
                                                                   ----------    ----------     ----------    ----------
Partners' Capital at December 31, 2000                             $       11    $      268     $   21,774    $   22,053
                                                                   ==========    ==========     ==========    ==========

See the Accompanying Notes to Financial Statements.

                               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                               DECEMBER 31, 2000
                                             (DOLLARS IN THOUSANDS)

                                                                                                               Fair       % Of
 Principal                                                                             Investment  Investment  Value      Total
Amount/Shares     Investment                                                              Date       Cost(f)  (Note 2) Investments
- -------------     ----------                                                           ----------  ---------- -------- -----------
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  BIG V SUPERMARKETS, INC. (a) - Note 4
$5,570            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)(g)      12/27/90    $ 5,570    $ 5,570
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (e)
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 7,763    $ 7,763      35.73%
                                                                                                    =============================

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 4 and Schedule 2
$437              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94    $   377    $   219
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62          -
6,128 Options     BioTransplant, Inc., Common Stock Purchase Options(c)                 02/02/96          -          -
                                                                                                    -----------------------------
                                                                                                        439        219       1.01%
                                                                                                    -----------------------------
                  FLA. ORTHOPEDICS, INC. - Note 6 and Schedule 2
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a)(c)(d)                08/02/93        987          -
2,493 Warrants    FLA. Holdings, Inc. Common Stock Purchase Warrants (a)(c)             08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)
                                                                                                    -----------------------------
                                                                                                        987          -       0.00%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $ 1,426        219       1.01%
                                                                                                    =============================

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                    Various     $ 5,947    $ 5,789      26.65%
                  Preferred Stock, Common Stock, Options, Warrants and Stock Rights     Various       3,242      2,193      10.09%
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $ 9,189    $ 7,982      36.74%
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           Ford Motor Credit Corp., 6.45% due 1/3/01                             11/27/00    $ 9,934    $ 9,996
$ 3,750           Prudential Funding, 6.40% due 1/3/01                                  11/27/00      3,725      3,749
                                                                                                    ----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $13,659    $13,745     63.26%
                                                                                                    ----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $13,659    $13,745     63.26%
                                                                                                    ============================

                  TOTAL INVESTMENT PORTFOLIO                                                        $22,848    $21,727    100.00%
                                                                                                    ============================

(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Non-accrual investment status.
(e)  Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(f)  Represents original cost and excludes accretion of discount of $18 for Mezzanine
     Investments and $86 for Temporary Investments.
(g)  Principal payments were scheduled to be made on December 15, 2000 for $2,089,000 and on
     March 15, 2001 for the remaining $3,481,000. However, Big V failed to make these two principal payments and also failed to make the November 15, 2000, February 15, 2001 and March 15, 2001
     interest payments due under the note. See also Note 4 of Notes to Financial Statements.

See the Accompanying Notes to Financial Statements.

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

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

     At the regular quarterly meeting of the General Partners of the Retirement Fund held on December 14, 1999, the Individual General Partners determined to extend the term of the Retirement Fund, which was due to terminate December 20, 1999, for an additional two year period, pursuant to Section 2.4 of the Partnership Agreement. Such extension will allow the Retirement Fund to more effectively deal with its assets pending their liquidation. The term of the Retirement Fund will now expire on December 20, 2001. The Individual General Partners have the right to extend the term of the Retirement Fund for an additional one year period if they determine that such extension is in the best interest of the Retirement Fund. The Retirement Fund will then have an additional five year period to liquidate its remaining assets.

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

Valuation of Investments

     Securities for which market quotations are readily available are valued by reference to such market quotation using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Investment Adviser and is approved by the Managing General Partner with final approval from the Individual General Partners of the Retirement Fund. For privately issued securities in which the Retirement Fund typically invests, the fair value of an investment is generally its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments generally will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Investment Adviser and the General Partners believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Investment Adviser and the General Partners use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Retirement Fund could realize in a current transaction. Future confirming events will also affect the estimates of fair value and the effect of such events on the estimates of fair value could be material.

     Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market value.

     The information presented herein is based on pertinent information available to the Investment Adviser and the General Partners as of December 31, 2000. Although the Investment Adviser and the General Partners are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after the applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. In accordance with this policy, as of December 31, 2000 and 1999, the Retirement Fund's portfolio of investments, excluded approximately $110,000 and $86,000, respectively, of such payment-in-kind notes received from BioLease, Inc.

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

     On June 15, 2000, Big V supermarkets, Inc. ("Big V") made a scheduled principal payment of $1,393,000 with respect to the Retirement Fund's $6,963,000 senior subordinated Note. The Retirement Fund recorded no gain or loss from this transaction. Although $2,089,000 and $3,481,000 were scheduled to mature on December 15, 2000 and March 15, 2001, respectively, Big V failed to make these two principal payments, as discussed below.

     On September 25, 2000, the Retirement Fund's rights under the CNC Holding Corporation common stock purchase warrants expired. The Retirement Fund had valued such investment at zero and, accordingly, recorded no gain or loss upon the expiration of the rights.

     On November 9, 2000, the Retirement Fund exercised its rights under the BioTransplant, Inc. ("BioTransplant") common stock purchase warrants and purchased 6,554 shares of BioTransplant common stock for $20,000, exclusive of $7,000 of transaction costs. On November 27, 2000, the Retirement Fund sold these shares and received net proceeds of $60,000 and realized a gain of $24,000.

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

     However, before consenting to the disposition of all or part of the Retirement Fund's reserves, at the quarterly meeting held on September 19, 2000, the General Partners reviewed certain contractual covenants, commitments and contingencies the Retirement Fund has in respect of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company), resulting from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern"), Big V (together with certain of its related companies) and the Retirement Fund (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of the Retirement Fund with respect to such covenants, commitments and contingencies have been determined.

     In November 2000, the Retirement Fund and Fund II agreed to guarantee, in aggregate, $1,000,000 of certain short-term financing requirements of Big V, all of which have since been repaid; as a result, the guarantee was never called upon.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, Big V and other related entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Big V Bankruptcy"), in order to implement a major financial and operational restructuring of its business. The Retirement Fund believes Big V's management currently intends to put forward a reorganization plan that fully pays all of its creditors' claims, including Wakefern's, and changes its distribution agreement, currently with Wakefern.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement will be effectuated and the cost of such change, if any, to Big V. In the event Big V is unsuccessful in its reorganization, Wakefern may have certain remedies available to it under the Agreements, including the potential of gaining control of Big V by acquiring, among other interests, the Retirement Fund's equity interests in Big V at a price to be determined by investment bankers.

     Currently, the Retirement Fund holds a Senior Subordinated Note issued by Big V with outstanding principal of $5.6 million, as well as 62,667 shares of BVH common stock. The carrying value of the Retirement Fund's investments in Big V and BVH at December 31, 2000 was $7.8 million. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due the Retirement Fund under the Senior Subordinated Note held by the Retirement Fund. Subsequently, Big V also failed to make the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due the Retirement Fund under such note.

     If the Big V Bankruptcy proceedings are resolved in Big V's favor and the Wakefern distribution agreement is transferred with minimal cost to Big V, the Investment Adviser believes that the value of the Retirement Fund's debt investments should be preserved and the value of the Retirement Fund's equity investments may be enhanced. On the other hand, if the Big V Bankruptcy proceedings are not resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of the Retirement Fund's debt and equity investments may be impaired, and the Retirement Fund could conceivably be exposed to losses in excess of its original investment. Currently, neither the Investment Adviser nor the Managing General Partner can predict the outcome of the Big V Bankruptcy proceedings, including such proceedings impact on the value of the Senior Subordinated Note or the BVH equity held by the Retirement Fund, or the timing or amount of payments, if any, that might be made to the Retirement Fund pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of the Retirement Fund.

     The General Partners will continue to review such reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with the Retirement Fund's Partnership Agreement. Currently, the Retirement Fund has reserved all the net proceeds received from the 1999 sale of Fitz and Floyd, Inc., the 2000 partial paydown of the BioLease Note, the 2000 partial maturity of the Big V Note, and the 2000 sale of BioTransplant Common Stock, as well as income from operations from the third quarter 1999 and subsequent quarters.

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

     Should bankruptcy proceedings commence, either voluntarily or by action of the court against a portfolio company, the ability of the Retirement Fund to liquidate the position or collect proceeds from the action may be delayed or limited. See discussion of the Big V Bankruptcy above.

5.   Net Unrealized Appreciation and Depreciation of Investments

     For  information,   please  refer  to  the  Supplemental  Schedule  of  Net
Unrealized Appreciation and Depreciation - Schedule 2.

6.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, Florida Orthopedics, Inc. has been on non-accrual status since January 1, 1995.

7.   Investment Advisory Fee

     The Investment Adviser provides the identification, management and liquidation of portfolio investments for the Funds. As compensation for services rendered to the Funds, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual fee of $1,200,000 for the Retirement Fund and Fund II on a combined basis. The Investment Advisory Fee is calculated and paid quarterly, in advance.

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

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and the Retirement Fund dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for the Retirement Fund. The Investment Adviser received an Investment Advisory Fee as compensation for these services as outlined in Note 7 to the Financial Statements.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). This Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until any Deferred Distribution Amount is paid in full.

     An officer of the Investment Adviser also serves as a Director/Trustee of a managed company.

11.  Income Taxes

     No provision for income taxes has been made because all income and losses are allocated to the Retirement Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Retirement Fund is required to disclose any difference in the tax basis of the Retirement Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 2000, the tax basis of the Retirement Fund's assets are greater than the amounts reported in the financial statements by approximately $1,240,000. This difference is primarily attributable to net unrealized depreciation on investments which has not been recognized for tax purposes.

                                              SCHEDULE 1
                         ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                              SUPPLEMENTAL SCHEDULE OF NET REALIZED GAIN
                                 FOR THE YEAR ENDED DECEMBER 31, 2000
                                        (DOLLARS IN THOUSANDS)


                                                                                                  Net
                                                  Par Value/        Investment       Net       Realized
Security                                       Number of Shares        Cost       Proceeds    Gain (Loss)
- ---------------------------------              ----------------     ----------   ----------   -----------
Big V Supermarkets, Inc. (Note)                      $1,393          $  1,393     $  1,393      $     -

BioLease, Inc. (Note)                                  $76                 69           64           (5)

BioTransplant, Inc. (Common Stock)                6,554 shares             36           60           24
                                                                     --------     --------      -------

Total at December 31, 2000                                           $  1,498     $  1,517      $    19
                                                                     ========     ========      =======

See the Accompanying Notes to Financial Statements.

                                                                   SCHEDULE 2
                                            ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                  SUPPLEMENTAL SCHEDULE OF NET UNREALIZED APPRECIATION AND DEPRECIATION
                                                    FOR THE YEAR ENDED DECEMBER 31, 2000
                                                             (DOLLARS IN THOUSANDS)


                                                                  Total
                                                              Net Unrealized
                                                               Appreciation        Unrealized Appreciation (Depreciation) for
                                                              (Depreciation) ------------------------------------------------------
                                            Investment  Fair  at December 31,                                               1995 &
Security                                       Cost     Value      2000       2000     1999     1998      1997      1996     Prior
- --------                                    ---------- ------ -------------- -------  -------  -------  --------  --------  -------
Non Public Securities:
BioLease, Inc.
  Common Stock*                                $    62  $   -   $      (62)  $     -  $     -  $     -  $    (62) $      -  $     -
  Subordinated Notes* (a)                          377    219         (176)        -        -        -      (176)        -        -
FLA. Orthopedics, Inc.
  Preferred  Stock*                                987     -          (987)        -        -        -         -         -     (987)
  Subordinated Note*                                 -     -             -         -        -        -         -     3,158   (3,158)
                                                                ----------   -------  -------  -------  --------  --------  -------
Total Unrealized Depreciation
  from Non Public Securities                                    $   (1,225)  $     -  $     -  $     -  $   (238) $  3,158  $(4,145)
                                                                ----------   -------  -------  -------  --------  --------  -------
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold in 2000
  BioLease, Inc. - Subordinated Note*                           $        -   $    31  $     -  $     -  $    (31) $      -  $     -
Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold prior to 2000                      -         -   10,881   17,439    (6,016)  (17,927)  (4,377)
                                                                ----------   -------  -------  -------  --------  --------  -------
Total Reversal of Unrealized Appreciation
  (Depreciation) from Securities Sold                           $        -   $    31  $10,881  $17,439  $ (6,047) $(17,927) $(4,377)
                                                                ----------   -------  -------  -------  --------  --------  -------

Net Unrealized Appreciation (Depreciation)                      $   (1,225)  $    31  $10,881  $17,439  $ (6,285) $(14,769) $(8,522)
                                                                ==========   =======  =======  =======  ========  ========  =======

*  Restricted Security
(a) Investment cost excludes accretion of discount of $18.

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

     Mr. Alden, 77, Individual General Partner of the Retirement Fund and Fund II (used together with the Retirement Fund as the "Funds"). Director of Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, 62, Individual General Partner of the Funds. Donald Kirk David Professor of Business Administration, Harvard Business School faculty member since 1963. Director of Anika Therapeutics, Inc., Brown Shoe Co., New America High Income Fund, Sonesta International Hotels Corporation, and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Sculpture Park and the New England Conservatory of Music.

     Mr. Feldberg, 76, Individual General Partner of the Funds. Chairman of the Board of Storm Eye Institute at Medical University of South Carolina. Past Director of TJX Companies, Inc., and Waban Inc., Trustee - Emeritus of Brandeis University, Honorary Trustee of Beth Israel Deaconess Medical Center.

     Mr. Lee, 56, Individual General Partner of the Funds. Chairman of the Administrative General Partner of the Investment Adviser to the Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996, Chairman of the General Partner of Thomas H. Lee Equity Fund IV, L.P. since 1998 and Chairman of the General Partner of Thomas H. Lee Equity Fund V, L.P. since 2000. Founder of the Thomas
H. Lee Company (the "Lee Company") and its President from 1974 to 1999; Chairman of the General Partner of Thomas H. Lee Partners, L.P. since 1999. Director of Finlay Enterprises Inc., Metris Companies, Inc., Vertis Holdings, Inc., Miller Import Corporation, Wyndham International, Inc., The Smith and Wollensky Restaurant Group, Inc., and Vail Resorts, Inc. Mr. Lee also serves in a trustee or other capacity for numerous civic and charitable organizations.

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

     Mr. Shepherd, 71, is Chairman of TSG Equity Partners, LLC. Mr. Shepherd is also currently a director of CCI, Inc., Community Resource Systems, Inc., 4R Systems, Inc., Myutility, Inc., OptaSite, Inc., Rayovac Corporation and Vermont Teddy Bear Co.

     Mr. Harkins, 60, has been affiliated with Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company, since 1974 and currently serves as President. Mr. Harkins has served as Chairman of National Dentex Corporation since 1983. He is also a director of National Dentex Corporation, Fisher Scientific International, Inc., Conseco, Inc., Cott Corp., Metris Companies Inc., Tucker Anthony Sutro, Syratec Corporation and Stanley Furniture Co.

     Mr. Boll, 45, served as a Managing Director of the Thomas H. Lee Company from 1991 to 1999 and as a Managing Director of the General Partner of Thomas H. Lee Partners, L.P. since 1999. From 1986 to 1991 he served as a Vice President of the Thomas H. Lee Company. Mr. Boll is a Director of Big V Supermarkets, Inc., Cott Corp., Tucker Anthony Sutro, Metris Companies, Inc., Smith and Wollensky Restaurant Group, Inc., Transwestern Publishing, L.P. and United Industries Corporation.

     Mr. Schoen, 42, served as a Managing Director of the Thomas H. Lee Company from 1991 to 1999 and as a Managing Director of the General Partner of Thomas H. Lee Partners, L.P. since 1999. From 1986 to 1990 he served as a Vice President of the Thomas H. Lee Company. Mr. Schoen is also a Director of Rayovac Corporation, ARC Holdings, LLC, Syratech Corporation, Transwestern Publishing L.P., United Industries Corporation and Wyndham International Inc.

     Ms. Masler, 47, has been Treasurer of the Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1984.

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

     Kevin K. Albert, 48, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking") and is responsible for the Private Equity Group and Exclusive Sales and Divestitures Group. He joined Merrill Lynch in 1981. Mr. Albert's work in the Private Equity Group is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. His work in the Exclusive Sales and Divestitures Group involves managing a team of investment bankers executing middle-market exclusive sales transactions. Mr. Albert is also a director of ML Media
Management Inc. ("ML Media"), an affiliate of ML Mezzanine II Inc. ("ML Mezzanine II") and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity") an affiliate of ML Mezzanine II and a joint Venturer of Media Opportunity Management Partners, the general partner of ML Opportunity, Media Partners, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of ML Mezzanine II and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of ML Mezzanine II and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 49, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso is the Director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of Investment Banking are supported by managing the development of new technologies and enhancing existing systems. He is also responsible for certain merchant banking business related activities. Mr. Caruso is also director of ML Venture, ML R&D, ML Media and ML Opportunity.

     Rosalie Y. Goldberg, 63, a Managing Director of Merrill Lynch Investment Managers ("MLIM"), joined Merrill Lynch in 1975. Ms. Goldberg has held a number of management positions in the Special Investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Media and ML Opportunity.

     Diane T. Herte, 40, a Director of MLIM since 2001 and previously a Vice President of ML Investment Banking since 1996 and an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership, financial management, administrative and operational functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

     Kevin T. Seltzer, 34, a Vice President of MLIM since 2001 and previously a Vice President of ML Investment Banking, joined Merrill Lynch in 1995. Mr. Seltzer's responsibilities include controllership, financial management, and financial reporting and administrative functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

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

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. The Retirement Fund paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $64,000, collectively for their services as Independent General Partners in 2000.

     The information with respect to the allocation and distribution of the Retirement Fund's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received no distributions during 2000.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, the Retirement Fund paid the Investment Adviser $534,000 with respect to 2000.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, the Retirement Fund paid the Fund Administrator a total of $391,000 in 2000.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     As of January 1, 2001, the Common Fund, which owns 21,448 Units of the outstanding Units of limited partnership interest, or 12.08% of the Retirement Fund, is the only entity known to the management of the Retirement Fund which may be deemed to be a beneficial owner of more than five percent of the outstanding units of the Retirement Fund. The Common Fund is located at 363 Reef Road, P.O. Box 940, Fairfield, CT 06430. Mr. Lee owns 6,975 Units, or 3.93% of the Units, of the Retirement Fund. Mr. Bower owns 11 units of the Retirement Fund. All General Partners and certain Officers of the Investment Adviser own 8,537 Units, or 4.81% of the Units, of the Retirement Fund.

     There exists no arrangement known to the Retirement Fund, the execution of which may at a subsequent date, result in a change of control of the Retirement Fund.

Item 13.   Certain Relationships and Related Transactions

     The Retirement Fund's investments generally are made as co-investments with Fund II. In addition, certain of the Mezzanine Investments and Bridge Investments which were made by the Retirement Fund may involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Retirement Fund's expectation of engaging in such co-investments, the Retirement Fund together with Fund II and ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. The Retirement Fund's co-investments in Managed Companies, and in certain cases its co-investments in Non-Managed Companies, typically involve the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

     Thomas H. Lee  Company,  a sole  proprietorship  owned by Thomas H. Lee, an
Individual General Partner of the Retirement Fund and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith usually pursuant to written agreements with such companies. The Funds have one Managed Company in their portfolios at December 31, 2000, which paid management fees to Thomas H. Lee Company of $150,000 for the fiscal year ended December 31, 2000.

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

               (1) A Current Report on Form 8-K was filed on November 29, 2000 to disclose that Big V Supermarkets, Inc. voluntarily filed for reorganization and bankruptcy protection.

        (c)  Exhibits.

               See (a) (3) above.

        (d)  Financial Statement schedules.

               See (a) (2) above.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2001.


                                   ML-LEE ACQUISITION FUND
                                   (RETIREMENT ACCOUNTS) II, L.P.

                             By:   Mezzanine Investments II, L.P.
                                   Managing General Partner

                             By:   ML Mezzanine II Inc.,
                                   its General Partner

Dated:  April 2, 2001        By:   /s/ Kevin K. Albert
                                   -------------------
                                   Kevin K. Albert
                                   President, ML Mezzanine II Inc.,
                                   General Partner of Mezzanine
                                   Investments II, L.P., the Managing
                                   General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 2nd day of April, 2001.


Signature                    Title


/s/ Kevin K. Albert          ML Mezzanine II Inc.
- -------------------          President and Director
Kevin K. Albert              (Principal Executive Officer of Registrant)


/s/ Vernon R. Alden          Individual General Partner
- -------------------          ML-Lee Acquisition Fund
Vernon R. Alden                 (Retirement Accounts) II, L.P.


/s/  Joseph L. Bower         Individual General Partner
- --------------------         ML-Lee Acquisition Fund
Joseph L. Bower                 (Retirement Accounts) II, L.P.


/s/ Stanley H. Feldberg      Individual General Partner
- -----------------------      ML-Lee Acquisition Fund
Stanley H. Feldberg             (Retirement Accounts) II, L.P.


/s/ Thomas H. Lee            Individual General Partner
- -----------------            ML-Lee Acquisition Fund
Thomas H. Lee                   (Retirement Accounts) II, L.P.


/s/ Kevin T. Seltzer         ML Mezzanine II Inc.
- --------------------         Vice President and Treasurer
Kevin T. Seltzer             (Principal Financial Officer of Registrant)