Form 10-Q
period 2001-03-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2001-05-11
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2001

                         Commission File Number 0-17382

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

           Delaware                                 04-3028397
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)

                      4 World Financial Center - 26th Floor
                               New York, NY 10080

              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:  1 (800) 288-3694

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

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Statements of Assets,  Liabilities and Partners' Capital
    As of March 31, 2001 (Unaudited) and December 31, 2000 (Unaudited)

Statements of Operations
    For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Statements of Changes in Net Assets
    For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Statements of Cash Flows
    For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

Statements of Changes in  Partners'  Capital
    For the Three Months Ended March 31, 2001 (Unaudited)

Schedule of Portfolio Investments
    As of March 31, 2001 (Unaudited)

Notes to Financial Statements (Unaudited)

Supplemental Schedule of Unrealized Depreciation
    - Schedule 1 (Unaudited)


Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations


Item 3.   Quantative and Qualitative Disclosure About Market Risk

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                  (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)

                                                                    March 31,     December 31,
                                                                      2001            2000
                                                                  -----------     ------------
Assets:

Investments - Notes 3, 4
  Portfolio Investments at fair value
    Managed Companies (amortized cost $7,763
      at March 31, 2001 and December 31, 2000)                    $    7,763       $    7,763
    Non-Managed Companies (amortized cost $1,426
      at March 31, 2001 and December 31, 2000)                           219              219
    Temporary Investments, at amortized cost (cost $13,715
      at March 31, 2001 and $13,659 at December 31, 2000)             13,798           13,745
Cash                                                                      36              153
Accrued Interest and Other Receivable                                    325              319
Prepaid Expenses                                                          14               15
                                                                  ----------       ----------
Total Assets                                                      $   22,155       $   22,214
                                                                  ==========       ==========


Liabilities and Partners' Capital:

Liabilities
  Reimbursable Administrative Expenses Payable - Note 6           $      135       $      122
  Independent General Partners' Fees Payable - Note 6                      9               13
  Legal and Professional Fees Payable                                     31               24
  Deferred Interest Income                                                 2                2
                                                                  ----------       ----------
Total Liabilities                                                        177              161
                                                                  ----------       ----------

Partners' Capital
  Individual General Partner                                              11               11
  Managing General Partner                                               268              268
  Limited Partners (177,515 Units)                                    21,699           21,774
                                                                  ----------       ----------
Total Partners' Capital                                               21,978           22,053
                                                                  ----------       ----------
Total Liabilities and Partners' Capital                           $   22,155       $   22,214
                                                                  ==========       ==========

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
                                                              2001       2000
                                                            --------   --------
Investment Income:
  Interest                                                  $     15   $    444
  Discount                                                       200        115
                                                            --------   --------
    Total Investment Income                                      215        559
                                                            --------   --------
Expenses:
  Investment Advisory Fee - Note 6                               134        134
  Fund Administration Fee - Note 6                                45         45
  Reimbursable Administrative Expenses - Note 6                   65         74
  Independent General Partners' Fees and Expenses                 22         17
  Legal and Professional Fees                                     23          8
  Insurance Expense                                                1          1
                                                            --------   --------
    Total Expenses                                               290        279
                                                            --------   --------

Net Investment Income (Loss)                                     (75)       280

Less: Earned MGP Distributions to Managing General Partner         -        (34)
                                                            --------   --------
Net Increase (Decrease) Available for Pro-Rata
  Distribution to All Partners                              $    (75)  $    246
                                                            ========   ========

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                 For the Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                   2001               2000
                                                ---------          ---------
From Operations:
  Net Investment Income (Loss)                  $     (75)         $     280

Net Assets:
  Beginning of Year                                22,053             21,118
                                                ---------          ---------
  End of Period                                 $  21,978          $  21,398
                                                =========          =========

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                         2001             2000
                                                      ---------         --------
Decrease in Cash

Cash Flows From Operating Activities:
  Interest and Discount Income                        $     219         $    448
  Investment Advisory Fee                                  (134)            (134)
  Fund Administration Fee                                   (45)             (45)
  Reimbursable Administrative Expenses                      (52)             (52)
  Independent General Partners' Fees and Expenses           (26)             (20)
  Legal and Professional Fees                               (16)              (2)
  Purchase of Temporary Investments, Net                    (56)            (209)
  Purchase of Portfolio Company Investment                   (7)               -
                                                       --------         --------
Net Cash Used in Operating Activities                      (117)             (14)

Cash at Beginning of Year                                   153               32
                                                       --------         --------
Cash at End of Period                                  $     36         $     18
                                                       ========         ========


Reconciliation of Net Investment Income (Loss) to Net Cash Used in Operating Activities

Net Investment Income (Loss)                           $    (75)        $    280
                                                       --------         --------
Adjustments to Reconcile Net Investment Income
 (Loss) to Net Cash Used in Operating Activities:
  Increase in Investments at Cost                           (56)            (209)
 (Increase) Decrease in Accrued Interest
    and Discount Receivable                                   4             (111)
  Increase in Other Receivable                               (7)               -
  Decrease in Prepaid Expenses                                1                1
  Increase in Reimbursable Administrative
    Expenses Payable                                         13               22
  Decrease in Independent General Partners'
    Fees Payable                                             (4)              (3)
  Increase in Legal and Professional
    Fees Payable                                              7                6
                                                       --------         --------
Total Adjustments                                           (42)            (294)
                                                       --------         --------
Net Cash Used in Operating Activities                  $   (117)        $    (14)
                                                       ========         ========

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)




                                                  Individual     Managing
                                                    General      General     Limited
                                                    Partner      Partner     Partners    Total
                                                  ----------    --------     --------   --------
For the Three Months Ended March 31, 2001
  Partners' Capital as of January 1, 2001          $    11       $   268     $ 21,774   $ 22,053
  Allocation of Net Investment Loss                      -             -          (75)       (75)
                                                   -------       -------     --------   --------
Partners' Capital as of March 31, 2001             $    11       $   268     $ 21,699   $ 21,978
                                                   =======       =======     ========   ========

See the Accompanying Notes to Financial Statements (Unaudited).

                                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                                         MARCH 31, 2001
                                                     (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)

                                                                                                                          % Of
  Principal                                                                            Investment  Investment   Fair      Total
Amount/Shares      Investment                                                             Date       Cost(f)    Value  Investments
-------------     ----------                                                           ----------  ---------- -------- -----------
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  BIG V SUPERMARKETS, INC. (a) - Note 3
$5,570            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)(g)(d)   12/27/90    $ 5,570    $ 5,570
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193      2,193
                    (8.8% of fully diluted common equity) (e)
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 7,763    $ 7,763      35.64%
                                                                                                    =============================

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Schedule 1
$437              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94    $   377    $   219
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62          -
6,128 Options     BioTransplant, Inc., Common Stock Purchase Options(c)                 02/02/96          -          -
                                                                                                    -----------------------------
                                                                                                        439        219       1.01%
                                                                                                    -----------------------------
                  FLA. ORTHOPEDICS, INC. -  Schedule 1
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a)(c)(d)                08/02/93        987          -
2,493 Warrants    FLA. Holdings, Inc. Common Stock Purchase Warrants (a)(c)             08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)
                                                                                                    -----------------------------
                                                                                                        987          -       0.00%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $ 1,426        219       1.01%
                                                                                                    =============================

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                    Various     $ 5,947    $ 5,789      26.58%
                  Preferred Stock, Common Stock, Options, Warrants and Stock Rights     Various       3,242      2,193      10.07%
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $ 9,189    $ 7,982      36.65%
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           Ford Motor Credit Corp., 5.40% due 4/2/01                             02/20/01    $ 9,938    $ 9,999
$ 3,800           Prudential Funding Corp., 5.39% due 4/2/01                            02/20/01      3,777      3,799
                                                                                                    ----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $13,715    $13,798     63.35%
                                                                                                    ----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $13,715    $13,798     63.35%
                                                                                                    ============================

                  TOTAL INVESTMENT PORTFOLIO                                                        $22,904    $21,780    100.00%
                                                                                                    ============================

(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Non-accrual investment status.
(e)  Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(f)  Represents original cost and excludes accretion of discount of $18 for Mezzanine
     Investments and $83 for Temporary Investments.
(g)  Big V failed to make the November 15, 2000 interest payment due under the note.
     Principal payments were scheduled to be made on December 15, 2000 for $2,089,000 and on
     March 15, 2001 for the remaining $3,481,000. However, since the November 22, 2000
     Big V Supermarkets Inc. bankruptcy filing, these two principal payments and the February 15, 2001 and March 15, 2001 interest payments due under the note have been stayed.
     See also Note 3 of Notes to Financial Statements.

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                  (UNAUDITED)

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Such adjustments consisted of those of a normal recurring nature. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the entire year. Footnote disclosure which substantially duplicates the disclosure contained in the Retirement Fund's Annual Report on Form 10-K for the year ended December 31, 2000, which is hereby incorporated by reference, has been omitted.

3.   Investment Transactions

     Before consenting to the distribution of all or part of the Retirement Fund's reserves, at the quarterly meetings held on September 19, 2000 and February 21, 2001, the General Partners reviewed certain contractual covenants, commitments and contingencies which may affect the Retirement Fund by virtue of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern"), Big V (together with certain of its related companies), and the Retirement Fund
(together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of the Retirement Fund with respect to such covenants, commitments and contingencies have been determined.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, Big V and other related entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Big V Bankruptcy"), in order to implement a major financial and operational restructuring of its business. The Retirement Fund believes that Big V's management currently intends to put forward a reorganization plan that fully pays all of Big V's creditors' claims, including Wakefern's, and changes its distribution agreement, which is currently with Wakefern.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement will be effectuated and the cost of such change, if any, to Big V. In the event Big V is unsuccessful in its reorganization plan, Wakefern may have certain remedies available to it under the Agreements, including the potential of gaining control of Big V by acquiring, among other interests, the Retirement
Fund's equity interests in Big V at a price to be determined by investment bankers to be selected by an agreed-upon procedure.

     Currently, the Retirement Fund holds a Senior Subordinated Note issued by Big V with outstanding principal of $5.6 million, as well as 62,667 shares of BVH common stock. The carrying value of the Retirement Fund's investments in Big V and BVH at March 31, 2001 was $7.8 million. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due the Retirement Fund under the Senior Subordinated Note held by the Retirement Fund. Since the Big V Bankruptcy filing, the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due the Retirement Fund under such note have been stayed. As a result of the uncertainties surrounding the Big V Bankruptcy, the Retirement Fund stopped accruing interest on the Senior Subordinated Note as of January 1, 2001.

     If the Big V Bankruptcy proceedings are resolved in Big V's favor and the Wakefern distribution agreement is transferred with minimal cost to Big V, the Investment Adviser believes that the value of the Retirement Fund's debt investments should be preserved and the value of the Retirement Fund's equity investments may be enhanced. On the other hand, if the Big V Bankruptcy proceedings are not resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of the Retirement Fund's debt and equity investments may be impaired, and the Retirement Fund could conceivably be exposed to losses in excess of its original investments in Big V and BVH. Currently, neither the Investment Adviser nor the General Partners can predict the outcome of the Big V Bankruptcy proceedings, including such proceedings impact on the value of the Senior Subordinated Note or the BVH equity held by the Retirement Fund, or the timing or amount of payments, if any, that might be made to the Retirement Fund pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of the Retirement Fund.

     The General Partners will continue to review the Retirement Fund's reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with the Retirement Fund's Partnership Agreement. Currently, the Retirement Fund has reserved all the net proceeds received from the August 1999 sale of Fitz and Floyd, Inc., the April 2000 partial paydown of the BioLease, Inc. Note, the June 2000 partial maturity of the Big V Note, and the November 2000 sale of BioTransplant, Inc. Common Stock, as well as income from operations from the third quarter 1999 and subsequent quarters.

4.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the dates indicated:

     - Florida Orthopedics, Inc.    January 1, 1995
     - Big V Supermarkets, Inc.     January 1, 2001

5.   Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. In accordance with this policy, as of March 31, 2001 and December 31, 2000, the Retirement Fund's portfolio of investments excluded approximately $116,000 and $110,000, respectively, of such payment-in-kind notes received from BioLease, Inc.

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

     As compensation for its services, the Fund Administrator, an affiliate of the Managing General Partner, is entitled to receive a Fund Administration Fee. In addition, the Fund Administrator is entitled to reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit and tax preparation, legal fees and expenses, and custodian fees.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. During 2001, the Managing General Partner received no cash distributions.

                                                 SCHEDULE 1
                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             SUPPLEMENTAL SCHEDULE OF UNREALIZED DEPRECIATION
                                FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)


                                                    Reversal of
                                                     Unrealized
                                                    Depreciation
                                                        for         Total Unrealized   Total Unrealized
                                                  the Three Months    Depreciation       Depreciation
                            Investment    Fair         Ended              as of              as of
Security                       Cost       Value    March 31, 2001   December 31, 2000   March 31, 2001
--------------------------  ----------  --------  ----------------  -----------------  ----------------
Non Public Securities:
Biolease, Inc.
  Common Stock*             $     62    $     -      $        -        $      (62)        $      (62)
  Subordinated Notes* (a)        377        219               -              (176)              (176)
FLA. Orthopedics, Inc.
  Preferred  Stock*              987          -               -              (987)              (987)
  Subordinated Note*               -          -               -                 -                  -
                                                     ----------        ----------         ----------
Total Unrealized Depreciation from
  Non-Public Securities                              $        -        $   (1,225)        $   (1,225)
                                                     ==========        ==========         ==========

* Restricted Security
(a) Investment cost excludes accretion of remaining discount of $18.

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

     Before consenting to the distribution of all or part of the Retirement Fund's reserves, at the quarterly meetings held on September 19, 2000 and February 21, 2001, the General Partners reviewed certain contractual covenants, commitments and contingencies which may affect the Retirement Fund by virtue of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern"), Big V (together with certain of its related companies), and the Retirement Fund
(together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of the Retirement Fund with respect to such covenants, commitments and contingencies have been determined.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, Big V and other related entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Big V Bankruptcy"), in order to implement a major financial and operational restructuring of its business. The Retirement Fund believes that Big V's management currently intends to put forward a reorganization plan that fully pays all of Big V's creditors' claims, including Wakefern's, and changes its distribution agreement, which is currently with Wakefern.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement will be effectuated and the cost of such change, if any, to Big V. In the event Big V is unsuccessful in its reorganization plan, Wakefern may have certain remedies available to it under the Agreements, including the potential of gaining control of Big V by acquiring, among other interests, the Retirement
Fund's equity interests in Big V at a price to be determined by investment bankers to be selected by an agreed-upon procedure.

     Currently, the Retirement Fund holds a Senior Subordinated Note issued by Big V with outstanding principal of $5.6 million, as well as 62,667 shares of BVH common stock. The carrying value of the Retirement Fund's investments in Big V and BVH at March 31, 2001 was $7.8 million. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due the Retirement Fund under the Senior Subordinated Note held by the Retirement Fund. Since the Big V bankruptcy filing, the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due the Retirement Fund under such note have been stayed. As a result of the uncertainties surrounding the Big V Bankruptcy, the Retirement Fund stopped accruing interest on the Senior Subordinated Note as of January 1, 2001.

     If the Big V Bankruptcy proceedings are resolved in Big V's favor and the Wakefern distribution agreement is transferred with minimal cost to Big V, the Investment Adviser believes that the value of the Retirement Fund's debt investments should be preserved and the value of the Retirement Fund's equity investments may be enhanced. On the other hand, if the Big V Bankruptcy proceedings are not resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of the Retirement Fund's debt and equity investments may be impaired, and the Retirement Fund could conceivably be exposed to losses in excess of its original investments in Big V and BVH. Currently, neither the Investment Adviser nor the General Partners can predict the outcome of the Big V Bankruptcy proceedings, including such proceedings impact on the value of the Senior Subordinated Note or the BVH equity held by the Retirement Fund, or the timing or amount of payments, if any, that might be made to the Retirement Fund pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of the Retirement Fund.

     The General Partners will continue to review the Retirement Fund's reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with the Retirement Fund's Partnership Agreement. Currently, the Retirement Fund has reserved all the net proceeds received from the August 1999 sale of Fitz and Floyd, Inc., the April 2000 partial paydown of the BioLease, Inc. Note, the June 2000 partial maturity of the Big V Note, and the November 2000 sale of BioTransplant, Inc. Common Stock, as well as income from operations from the third quarter 1999 and subsequent quarters.

     As of March 31, 2001, the Retirement Fund had outstanding a total (at cost) of $9,189,000 invested in Mezzanine Investments representing $7,763,000 Managed and $1,426,000 Non-Managed portfolio investments, and Temporary Investments of $13,715,000 comprised of commercial paper with maturities of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of March 31, 2001, there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the Limited Partners' net asset value ("NAV") per Unit is reduced accordingly, and the corresponding interest income previously generated by such holdings will no longer be received by the Retirement Fund. The Retirement Fund has only three portfolio companies remaining, only one of which is income producing; the amount of interest income received by the Retirement Fund from such portfolio company is not significant. As a result, it is expected that any future cash available to pay distributions to Partners (to the extent such cash is not reserved for expenses and contingencies - see discussion of the Big V Bankruptcy above) will be derived almost entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing.

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

     Although the Retirement Fund cannot eliminate the risks associated with its investments in High-Yield Securities, it has established risk management policies. The Retirement Fund subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Advisor and that met the Retirement Fund's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. The Retirement Fund's investments were measured against specified the Retirement Fund investment and performance guidelines. To limit the exposure of the Retirement Fund's capital in any single issuer, the Retirement Fund limited the amount of its investment in a particular issuer. The Retirement Fund's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

     The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Retirement
Fund and ML-Lee Acquisition Fund II, L.P. (collectively referred to as the "Funds")(and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. The Retirement Fund may, from time to time, make follow-on investments to the extent necessary to protect or enhance its existing investments.

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-Q, the Retirement Fund may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, the Retirement Fund notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, the impact of current ongoing litigation as it relates to the Retirement Fund, and the other risks and uncertainties detailed in this Form 10-Q. The Retirement Fund undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations

Net Investment Income

     For the three months ended March 31, 2001, the Retirement Fund had net investment loss of $75,000 as compared to net investment income of $280,000 for the three months ended March 31, 2000. The increase in net investment income during 2001, as compared to 2000, is primarily attributable to a decrease in interest income from Mezzanine Investments and other factors, partially offset by an increase in interest and discount income from Temporary Investments, as discussed below.

Investment Income and Expenses

     The total investment income from operations for the three months ended March 31, 2001 and 2000 consists primarily of interest and discount income earned on the investment of proceeds from Partner's contributions in Mezzanine Investments and short-term money market instruments. For 2001, the Retirement Fund had investment income of $215,000, as compared to $559,000 for 2000.

     The decrease in investment income during 2001, as compared to 2000, is primarily attributable to a decrease in income earned on Mezzanine Investments as a result of the non-accrual status of Big V in 2001 and a non-recurring $120,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income. This decrease was partially offset by an increase in income earned on Temporary Investments as a result of investing Mezzanine Investment sale, paydown and maturity proceeds received since August 1999, as well as on income from operations from the third quarter 1999 and subsequent quarters, all of which have been reserved.

     Major expenses for the three months ended March 31, 2001 and 2000 consisted of Investment Advisory Fees, Administrative Expenses, and Legal and Professional Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees incurred by the Retirement Fund to the Investment Adviser for each of the three months ended March 31, 2001 and 2000 were $134,000, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of the Retirement Fund ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For each of the three months ended March 31, 2001 and 2000, the Retirement Fund incurred Fund Administration Fees of $45,000. For the three months ended March 31, 2001 and 2000, the Retirement Fund incurred $65,000 and $74,000, respectively, in Reimbursable Administrative Expenses.

     Legal and professional fees for the three months ended March 31, 2001 and 2000 were $23,000 and $8,000, respectively. The increase in legal and professional fees for 2001, as compared to 2000, is primarily attributable to the legal fees incurred by the Retirement Fund in connection with the Big V Bankruptcy.

Net Assets

     The Retirement Fund's net assets decreased during the three months ended March 31, 2001 due to net investment loss of $75,000. The Retirement Fund's net assets increased during the three months ended March 31, 2000 due to net investment income of $280,000.

Unrealized Appreciation and Depreciation on Investments

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

     As a result of total net realized and unrealized appreciation and depreciation recorded by the Retirement Fund through March 31, 2001, Limited Partners' net asset value ("NAV") was $122.25 per Unit. The Retirement Fund's net assets as of that date included its holdings in Big V and BVH (approximately 35.3% of net assets, valued at cost) and other private placement securities (approximately 1.0% of net assets), for which there are no ascertainable market values, and commercial paper (approximately 62.8% of net assets), which is stated at amortized cost. The March 31, 2001 NAV figure does not reflect any change that may subsequently have occurred in the value of the Retirement Fund's holdings. Moreover, in light of the recent Big V Bankruptcy filing, there is a high degree of uncertainty associated with the Retirement Fund's estimate of the value of its investments in Big V and BVH (see also Liquidity and Capital Resources above). Finally, the Big V Bankruptcy and related litigation may potentially have an effect on other assets of the Retirement Fund. The previously computed NAV does not represent the Units' current market value, and Limited Partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of the Retirement Fund's assets.

    The  information   presented  herein  is  based  on  pertinent  information
available to the Investment Adviser and Managing General Partner as of March 31, 2001. Although the Investment Adviser and Managing General Partner are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information please refer to Supplemental Schedule of Unrealized Depreciation - Schedule 1.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of March 31, 2001, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

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

     Item 2. Changes in Securities and Use of Proceeds.
             -----------------------------------------
             None

     Item 3. Defaults Upon Senior Securites.
             ------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security holders.
             ---------------------------------------------------
             None

     Item 5. Other Information.
             -----------------
             None

     Item 6. Exhibits and Reports on Form 8-K.
             --------------------------------
             None

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May, 2001.


                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.

                          By:   Mezzanine Investments II, L.P.
                                Managing General Partner

                          By:   ML Mezzanine II Inc.,
                                its General Partner


Dated:  May 11, 2001      By:   /s/ Kevin T. Seltzer
                                ----------------------------------
                                Kevin T. Seltzer
                                ML Mezzanine II, Inc.
                                Vice President and Treasurer
                                (Principal Financial Officer of Registrant)