Form 10-Q
period 2001-06-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2001-08-20
CIK 843387

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2001

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

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Statements of Assets,  Liabilities and Partners' Capital
    As of June 30, 2001 (Unaudited) and December 31, 2000 (Unaudited)

Statements of Operations
    For the Three and Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statements of Changes in Net Assets
    For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statements of Cash Flows
    For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

Statements of Changes in  Partners'  Capital
    For the Six Months Ended June 30, 2001 (Unaudited)

Schedule of Portfolio Investments
    As of June 30, 2001 (Unaudited)

Notes to Financial Statements (Unaudited)

Supplemental Schedule of Unrealized Appreciation (Depreciation)
    - Schedule 1 (Unaudited)


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


Item 3.  Quantative and Qualitative Disclosure About Market Risk

                   ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                  STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                  (DOLLARS IN THOUSANDS)
                                        (UNAUDITED)

                                                                    June 30,      December 31,
                                                                      2001            2000
                                                                  -----------     ------------
Assets:

Investments - Notes 3, 4, 5, 7
  Portfolio Investments at fair value
    Managed Companies (amortized cost $7,763
      at June 30, 2001 and December 31, 2000)                     $    5,573       $    7,763
    Non-Managed Companies (amortized cost $1,549
      at June 30, 2001 and $1,426 at December 31, 2000)                  548              219
    Temporary Investments, at amortized cost (cost $13,583
      at June 30, 2001 and $13,659 at December 31, 2000)              13,647           13,745
Cash                                                                      52              153
Accrued Interest and Other Receivable                                    327              319
Prepaid Expenses                                                          12               15
                                                                  ----------       ----------
Total Assets                                                      $   20,159       $   22,214
                                                                  ==========       ==========


Liabilities and Partners' Capital:

Liabilities
  Reimbursable Administrative Expenses Payable - Note 6           $      132       $      122
  Independent General Partners' Fees Payable                               1               13
  Legal and Professional Fees Payable                                     24               24
  Deferred Interest Income                                                 2                2
                                                                  ----------       ----------
Total Liabilities                                                        159              161
                                                                  ----------       ----------

Partners' Capital
  Individual General Partner                                              10               11
  Managing General Partner                                               262              268
  Limited Partners (177,515 Units)                                    19,728           21,774
                                                                  ----------       ----------
Total Partners' Capital                                               20,000           22,053
                                                                  ----------       ----------
Total Liabilities and Partners' Capital                           $   20,159       $   22,214
                                                                  ==========       ==========

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                            For the Three Months   For the Six Months
                                                               Ended June 30,        Ended June 30,
                                                            --------------------   -------------------
                                                              2001       2000        2001       2000
                                                            --------   --------    --------    -------
Investment Income:
  Interest                                                  $    138   $    262    $    153    $   706
  Discount                                                       149        192         349        307
                                                            --------   --------    --------    -------
    Total Investment Income                                      287        454         502      1,013
                                                            --------   --------    --------    -------
Expenses:
  Investment Advisory Fee - Notes 6, 7                           133        133         267        267
  Fund Administration Fee - Note 6                                44         44          89         89
  Reimbursable Administrative Expenses - Note 6                   58         52         123        126
  Independent General Partners' Fees and Expenses                 15         14          37         31
  Legal and Professional Fees                                     29          -          52          8
  Insurance Expense                                                2          2           3          3
                                                            --------   --------    --------    -------
    Total Expenses                                               281        245         571        524
                                                            --------   --------    --------    -------

Net Investment Income (Loss)                                       6        209         (69)       489

Realized Loss on Sales of Investments                              -         (5)          -         (5)

Net Change in Unrealized Appreciation (Depreciation)
  on Investments - Notes 6, 7 and Schedule 1
  Nonpublic Securities                                        (1,984)        31      (1,984)        31
                                                            --------   --------    --------    -------
Net Increase (Decrease) in Net Assets
  Resulting from Operations                                   (1,978)       235      (2,053)       515

Less: Earned MGP Distributions to Managing General Partner         -        (30)          -        (64)
                                                            --------   --------    --------    -------
Net Increase (Decrease) Available for Pro-Rata
  Distribution to All Partners                              $ (1,978)  $    205    $ (2,053)   $   451
                                                            ========   ========    ========    =======

See the Accompanying Notes to Financial Statements (Unaudited).

           ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                     STATEMENTS OF CHANGES IN NET ASSETS
                           (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                 For the Six Months Ended
                                                          June 30,
                                                --------------------------
                                                   2001             2000
                                                ---------        ---------
From Operations:
  Net Investment Income (Loss)                  $     (69)       $     489
  Realized Loss on Sales of Investments                 -               (5)
  Net Change in Unrealized Appreciation
    (Depreciation) on Investments                  (1,984)              31
                                                ---------        ---------
Net Increase (Decrease) in Net Assets
  Resulting from Operations                        (2,053)             515
Net Assets:
  Beginning of Year                                22,053           21,118
                                                ---------        ---------
  End of Period                                 $  20,000        $  21,633
                                                =========        =========

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           2001           2000
                                                        ---------      ---------
Increase (Decrease) in Cash

Cash Flows From Operating Activities:
  Interest and Discount Income                          $    400       $    892
  Investment Advisory Fee                                   (267)          (267)
  Fund Administration Fee                                    (89)           (89)
  Reimbursable Administrative Expenses                      (113)          (106)
  Independent General Partners' Fees and Expenses            (49)           (34)
  Legal and Professional Fees                                (52)           (13)
 (Purchase) Sale of Temporary Investments, Net                76         (1,816)
  Proceeds from Maturity and Paydown
    of Portfolio Company Investments                           -          1,469
  Purchase of Portfolio Company Investment                    (7)             -
                                                        --------        -------
Net Cash Provided by (Used in) Operating Activities         (101)            36

Cash at Beginning of Year                                    153             32
                                                        --------       --------
Cash at End of Period                                   $     52       $     68
                                                        ========       ========


Reconciliation of Net Investment Income (Loss) to Net Cash Provided by (Used in)
  Operating Activities

Net Investment Income (Loss)                            $    (69)      $    489
                                                        --------       --------
Adjustments to Reconcile Net Investment Income
 (Loss) to Net Cash Provided by (Used in)
 Operating Activities:
  Increase in Investments at Cost                            (47)          (354)
 (Increase) Decrease in Accrued Interest
    and Discount Receivable                                   21           (121)
  Increase in Other Receivable                                (7)             -
  Decrease in Prepaid Expenses                                 3              2
  Increase in Reimbursable Administrative
    Expenses Payable                                          10             20
  Decrease in Independent General Partners'
    Fees Payable                                             (12)            (3)
  Increase in Legal and Professional
    Fees Payable                                               -              8
  Realized Loss on Sales of Investments                        -             (5)
                                                        --------       --------
Total Adjustments                                            (32)          (453)
                                                        --------       --------
Net Cash Provided by (Used in) Operating Activities     $   (101)      $     36
                                                        ========       ========

See the Accompanying Notes to Financial Statements (Unaudited).

                        ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                       (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)



                                                  Individual     Managing
                                                    General      General    Limited
                                                    Partner      Partner    Partners    Total
                                                  ----------    --------    --------   --------
For the Six Months Ended June 30, 2001
  Partners' Capital as of January 1, 2001          $    11      $   268    $ 21,774    $ 22,053
  Allocation of Net Investment Loss                      -            -         (69)        (69)
  Allocation of Net Change in Unrealized
    Appreciation (Depreciation) on Investments          (1)          (6)     (1,977)     (1,984)
                                                   -------      -------    --------    --------

Partners' Capital as of June 30, 2001              $    10      $   262    $ 19,728    $ 20,000
                                                   =======      =======    ========    ========

See the Accompanying Notes to Financial Statements (Unaudited).

                                      ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                                SCHEDULE OF PORTFOLIO INVESTMENTS
                                                         JUNE 30, 2001
                                                     (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)

                                                                                                                          % Of
  Principal                                                                            Investment  Investment   Fair      Total
Amount/Shares      Investment                                                             Date       Cost(g)    Value  Investments
-------------     ----------                                                           ----------  ---------- -------- -----------
                  MEZZANINE INVESTMENTS
                  MANAGED COMPANIES

                  BIG V SUPERMARKETS, INC. (a) - Note 3 and Schedule 1
$5,570            Big V Supermarkets, Inc., Sr. Sub. Nt. 14.14% due 03/15/01(b)(d)(h)   12/27/90    $ 5,570    $ 5,570
62,667 Shares     Big V Holding Corp., Inc., Common Stock(c)                            12/27/90      2,193          3
                    (8.8% of fully diluted common equity) (f)
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 7,763    $ 5,573      28.20%
                                                                                                    =============================

                  NON-MANAGED COMPANIES

                  BIOLEASE, INC. - Note 7 and Schedule 1
$437              Biolease, Inc., 13% Sub. Nt. due 06/06/04(b)                          06/08/94    $   377    $   425
63.20 Shares      Biolease, Inc., Common Stock(c)                                       06/08/94         62          -
6,128 Options     BioTransplant, Inc., Common Stock Purchase Options(c)                 02/02/96          -          -
$123              BioLease, Inc. 15% Deferred Interest Promissory Note (b)(e)           06/08/94        123        123
                                                                                                    -----------------------------
                                                                                                        562        548       2.77%
                                                                                                    -----------------------------
                  FLA. ORTHOPEDICS, INC. -  Schedule 1
12,634 Shares     FLA. Holdings, Inc. Series B Preferred Stock (a)(c)(d)                08/02/93        987          -
2,493 Warrants    FLA. Holdings, Inc. Common Stock Purchase Warrants (a)(c)             08/02/93          -          -
                      $3,158 12.5% Subordinated Note
                      Purchased 08/02/93                    $ 3,158
                      Surrendered 08/16/96                  $     0
                      Realized Loss                         $(3,158)
                      78,960 Common Stock
                      Purchased 08/02/93                    $   987
                      Exchanged 08/02/96
                      2,493 Series B Preferred Stock        $   987
                      Realized Gain                         $     0
                      Total Realized Loss                   $(3,158)
                                                                                                    -----------------------------
                                                                                                        987          -       0.00%
                                                                                                    -----------------------------
                  TOTAL INVESTMENT IN NON-MANAGED  COMPANIES                                        $ 1,549    $   548       2.77%
                                                                                                    =============================

                  SUMMARY OF MEZZANINE INVESTMENTS

                  Subordinated Notes                                                    Various     $ 6,070    $ 6,118      30.95%
                  Preferred Stock, Common Stock, Options, Warrants and Stock Rights     Various       3,242          3       0.02%
                                                                                                    -----------------------------
                  TOTAL MEZZANINE INVESTMENTS                                                       $ 9,312    $ 6,121      30.97%
                                                                                                    =============================

                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$10,000           GE Capital Corp., 3.94% due 7/2/01                                    5/18/01     $ 9,951    $ 9,998
$ 3,650           Prudential Funding Corp., 3.90% due 7/2/01                            5/18/01       3,632      3,649
                                                                                                    ----------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $13,583    $13,647     69.03%
                                                                                                    ----------------------------
                  TOTAL TEMPORARY INVESTMENTS                                                       $13,583    $13,647     69.03%
                                                                                                    ============================

                  TOTAL INVESTMENT PORTFOLIO                                                        $22,895    $19,768    100.00%
                                                                                                    ============================
(a)  Represents investment in affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted security.
(c)  Restricted non-income producing equity security.
(d)  Non-accrual investment status.
(e)  Inclusive of payment-in-kind security.
(f)  Percentages of Common Equity have not been audited by PricewaterhouseCoopers LLP.
(g)  Represents original cost and excludes accretion of discount of $18 for Mezzanine
     Investments and $64 for Temporary Investments.
(h)  Big V failed to make the November 15, 2000 interest payment due under the note.
     Principal payments were scheduled to be made on December 15, 2000 for $2,089,000 and on
     March 15, 2001 for the remaining $3,481,000. However, since the November 22, 2000
     Big V Supermarkets Inc. bankruptcy filing, these two principal payments and the
     February 15, 2001 and March 15, 2001 interest payments due under the note have been stayed.
     See also Note 3 of Notes to Financial Statements.

See the Accompanying Notes to Financial Statements (Unaudited).

             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 2001
                                  (UNAUDITED)

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

     The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for the periods presented. Such adjustments consisted of those of a normal recurring nature. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be achieved for the entire year. Footnote disclosure which substantially duplicates the disclosure contained in the Retirement Fund's Annual Report on Form 10-K for the year ended December 31, 2000, which is hereby incorporated by reference, has been omitted.

3.   Investment Transactions

     Before consenting to the distribution of all or part of the Retirement Fund's reserves, at the quarterly meetings held since September 19, 2000, the General Partners reviewed certain contractual covenants, commitments and contingencies which may affect the Retirement Fund by virtue of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern", Big V's current supplier), Big V (together with certain of its related companies), and the Retirement Fund (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of the Retirement Fund with respect to such covenants, commitments and contingencies have been determined.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, the Big V Entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Big V Bankruptcy") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), in order to implement a major financial and operational restructuring of its business.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement can be effectuated and the cost of such change, if any, to Big V. Particularly, Big V, together with other related entities, initiated litigation with Wakefern seeking a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, and transition to a new supplier and continue to operate as an independent grocery store chain, without incurring a payment obligation to Wakefern (a so-called "Withdrawal
Penalty") under the various agreements by and among Big V and its affiliates, Wakefern and other members of Wakefern (the "Wakefern Litigation"). Wakefern took the position that such an effort by Big V would trigger a Withdrawal Penalty.

     On August 9, 2001, after conducting a trial in July 2001, the Bankruptcy Court indicated that it would enter judgment in favor of Wakefern in the Wakefern Litigation, thereby denying the request by the Big V Entities for a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, and transition to a new supplier and continue to operate as an independent grocery store chain, without incurring a Withdrawal Penalty. The Bankruptcy Court also indicated that at some date in the future it would issue a written decision supporting the entry of such judgment in favor of Wakefern. However, the Bankruptcy Court did not rule on, among other things, the amount of the payment that would be due to Wakefern if Big V were to pursue the course of action described in the Wakefern Litigation or whether the payment obligation might otherwise be unenforceable.

     On August 9, 2001, the Bankruptcy Court also deferred ruling until August 23, 2001 on the request by the Big V Entities for an extension of their exclusive period of time to propose a plan of reorganization in the Chapter 11 cases. The exclusive period thus has automatically been extended to that date.

     Currently, the Retirement Fund holds a Senior Subordinated Note issued by Big V with outstanding principal of approximately $5.6 million (the "Senior Subordinated Note"), as well as 62,667 shares of BVH common stock. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due the Retirement Fund under the Senior Subordinated Note held by the Retirement Fund. Since the Big V Bankruptcy filing, the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due the Retirement Fund under such note have been stayed. As a result of the uncertainties surrounding the Big V Bankruptcy, the Retirement Fund stopped accruing interest on the Senior Subordinated Note as of January 1, 2001.

     Based on the Bankruptcy Court's indication that it will enter judgment in favor of Wakefern in the Wakefern Litigation and the potential impact that this decision has on the ability of Big V to transition to a new supplier without incurring a Withdrawal Penalty (subject to potential further litigation about the amount or enforceability of that Withdrawal Penalty), the Retirement Fund, in accordance with its valuation procedures, has determined, as of June 30, 2001, to retain a carrying value of approximately $5.6 million for the Senior Subordinated Note and to write down the carrying value for the 62,667 shares of BVH common stock to a nominal valuation of approximately $3,000. The actual value, however, that might be realized by the Retirement Fund with respect to its debt and equity investments in the Big V Entities remains dependent in large part on the ultimate outcome of the Big V Bankruptcy and related litigation, including the litigation with Wakefern. Specifically, if the Big V Bankruptcy or related litigation proceedings are not ultimately resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of the Retirement Fund's debt and equity investments in the Big V Entities as set forth herein may be impaired, and the Retirement Fund could conceivably be exposed to losses in excess of its original debt and equity investments in the Big V Entities.

     Neither the Investment Adviser nor the General Partners, however, can predict the ultimate outcome of the Big V Bankruptcy proceedings, including such proceedings' ultimate impact on the value of the Big V Senior Subordinated Note or the BVH equity held by the Retirement Fund, or the timing or amount of payments, if any, that might be made to the Retirement Fund pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of the Retirement Fund, or the amount of proceeds that Limited Partners will ultimately receive.

     The Retirement Fund's Investment Adviser will continue to monitor developments in the Big V Bankruptcy and update the Retirement Fund's General Partners as needed. It is possible that the carrying value of such investments, particularly the carrying value of the Senior Subordinated Note at its outstanding principal balance, could be further negatively impacted by developments in the Big V Bankruptcy.

     In addition, the General Partners will continue to review the Retirement Fund's reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with the Retirement Fund's Partnership Agreement. Currently, the Retirement Fund has reserved all Mezzanine Investment sale, paydown and maturity proceeds received since August 1999, as well as income from operations since the third quarter 1999.

4.   Non-Accrual of Investments

     In accordance with the Retirement Fund's Accounting Policy, the following securities have been on non-accrual status since the dates indicated:

     - Florida Orthopedics, Inc.    January 1, 1995
     - Big V Supermarkets, Inc.     January 1, 2001

5.   Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Retirement Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. In accordance with this policy, as of December 31, 2000, the Retirement Fund's portfolio of investments excluded approximately $110,000, of such payment-in-kind notes received from BioLease, Inc. ("Biolease"). As a result of the July 2001 sale of the Retirement Fund's investments in Biolease and BioTransplant, Inc. ("BioTransplant") (see Note 7), the collection of the payment-in-kind notes was reasonably assured. Therefore, as of June 30, 2001, the Retirement Fund recognized the December 31, 2000 note balance of $110,000 plus an additional $13,000 related to the six month period ended June 30, 2001.

6.   Related Party Transactions

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and the Retirement Fund dated November 10, 1989, is responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for the Retirement Fund. The Investment Adviser is entitled to receive an Investment Advisory Fee as compensation for these services (see Note 7).

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

7.   Subsequent Events

     On July 10, 2001, the Retirement Fund sold all of its debt and equity investments in BioLease and BioTransplant for net proceeds of approximately $548,000 (including $123,000 received for the payment-in-kind notes discussed in Note 5). In connection with this sale, the Retirement Fund reversed $176,000 of unrealized depreciation and recorded $30,000 of unrealized appreciation at June 30, 2001 related to the BioLease subordinated notes and recognized a net realized loss of approximately $35,000 during the third quarter of 2001 related to the BioLease subordinated notes and the BioLease common stock.

     On July 17, 2001, the Independent General Partners, on behalf of the Retirement Fund, accepted a proposal made by the Investment Adviser to reduce the annual Investment Advisory Fee payable to the Investment Adviser by 50%. A similar reduction was approved for ML-Lee Acquisition Fund II, L.P. ("Fund II"). Accordingly, the combined annual Investment Advisory Fee payable by the Retirement Fund and Fund II will be $600,000. Such reductions will be made effective retroactive to July 1, 2001.

                                                 SCHEDULE 1
                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                     SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION (DEPRECIATION)
                                FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                           (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)


                                                     Unrealized       Unrealized
                                                    Appreciation     Appreciation          Total Unrealized
                                                   (Depreciation)   (Depreciation)    Appreciation (Depreciation)
                                                        for              for                     as of
                                                  the Three Months   the Six Months   ---------------------------
                            Investment    Fair         Ended             Ended        December 31,      June 30,
Security                       Cost       Value   June 30, 2001      June 30, 2001        2000            2001
--------------------------  ----------  --------  ----------------  ---------------   ------------     ----------
Non Public Securities:
Big V Holding Corp.
  Common Stock*              $ 2,193    $     3      $ (2,190)         $ (2,190)       $      -         $ (2,190)
Biolease, Inc.
  Common Stock*                   62          -             -                 -             (62)             (62)
  Subordinated Notes* (a)        377        425           206               206            (176)              30
FLA. Orthopedics, Inc.
  Preferred  Stock*              987          -             -                 -            (987)            (987)
  Subordinated Note*               -          -             -                 -               -                -
                                                     --------          --------        --------         --------
Total Unrealized Depreciation from
  Non-Public Securities                              $ (1,984)         $ (1,984)       $ (1,225)        $ (3,209)
                                                     ========          ========        ========         ========

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

     On July 17, 2001, the Independent General Partners, on behalf of the Retirement Fund, accepted a proposal made by the Investment Advisor to reduce the annual Investment Advisory Fee payable to the Investment Adviser by 50%. A similar reduction was approved for ML-Lee Acquisition Fund II, L.P. ("Fund II", and together with the Retirement Fund referred to as the "Funds"). Accordingly, the combined annual Investment Advisory Fee payable by the Funds will be $600,000. Such reductions will be made effective retroactive to July 1, 2001.

     On August 6, 1991, the Independent General Partners approved a reserve for follow-on investments of approximately $20,000,000 for the Retirement Fund. As of August 14, 2001, this remaining reserve balance was approximately $3,400,000 due to follow-on investments in Petco Animal Supplies, Fitz and Floyd, Inc., Fine Clothing, Inc., Hills and Ghirardelli Holdings, Anchor Advanced Products and BioTransplant, Inc. Additionally, approximately $7,700,000 of the reserve had been returned to the partners. The level of the reserve was based upon an analysis of potential Follow-On Investments in specific portfolio companies that may become necessary to protect or enhance the Retirement Fund's existing investment.

     On July 10, 2001, the Retirement Fund sold all of its debt and equity investments in Biolease, Inc. ("BioLease") and BioTransplant, Inc. ("BioTransplant") for net proceeds of approximately $548,000 (including $123,000 received for the payment-in-kind notes discussed in Note 5 of Notes to Financial Statements). In connection with this sale, the Retirement Fund recognized a net realized loss of approximately $35,000 during the third quarter of 2001.

     Before consenting to the distribution of all or part of the Retirement Fund's reserves, at the quarterly meetings held since September 19, 2000, the General Partners reviewed certain contractual covenants, commitments and contingencies which may affect the Retirement Fund by virtue of its investments in Big V and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern", Big V's current supplier), Big V (together with certain of its related companies), and the Retirement Fund (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of the Retirement Fund with respect to such covenants, commitments and contingencies have been determined.

     On November 22, 2000, following careful analysis of its business operations, finances, and the outlook for the operating region in which Big V competes with other supermarket retailers, the Big V Entities filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code (the "Big V Bankruptcy") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), in order to implement a major financial and operational restructuring of its business.

     At issue in the Big V Bankruptcy and related litigation, among other things, are the terms under which change in the Wakefern distribution agreement can be effectuated and the cost of such change, if any, to Big V. Particularly, Big V, together with other related entities, initiated litigation with Wakefern seeking a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, and transition to a new supplier and continue to operate as an independent grocery store chain, without incurring a payment obligation to Wakefern (a so-called "Withdrawal
Penalty") under the various agreements by and among Big V and its affiliates, Wakefern and other members of Wakefern (the "Wakefern Litigation"). Wakefern took the position that such an effort by Big V would trigger a Withdrawal Penalty.

     On August 9, 2001, after conducting a trial in July 2001, the Bankruptcy Court indicated that it would enter judgment in favor of Wakefern in the Wakefern Litigation, thereby denying the request by the Big V Entities for a declaration that Big V could exit the Wakefern food cooperative by tendering the shares of Wakefern owned by Big V back to Wakefern, and transition to a new supplier and continue to operate as an independent grocery store chain, without incurring a Withdrawal Penalty. The Bankruptcy Court also indicated that at some date in the future it would issue a written decision supporting the entry of such judgment in favor of Wakefern. However, the Bankruptcy Court did not rule on, among other things, the amount of the payment that would be due to Wakefern if Big V were to pursue the course of action described in the Wakefern Litigation or whether the payment obligation might otherwise be unenforceable.

     On August 9, 2001, the Bankruptcy Court also deferred ruling until August 23, 2001 on the request by the Big V Entities for an extension of their exclusive period of time to propose a plan of reorganization in the Chapter 11 cases. The exclusive period thus has automatically been extended to that date.

     Currently, the Retirement Fund holds a Senior Subordinated Note issued by Big V with outstanding principal of approximately $5.6 million (the "Senior Subordinated Note"), as well as 62,667 shares of BVH common stock. At the time of the Big V Bankruptcy filing, Big V had failed to make the November 15, 2000 interest payment due the Retirement Fund under the Senior Subordinated Note held by the Retirement Fund. Since the Big V Bankruptcy filing, the December 15, 2000 and March 15, 2001 principal payments and the February 15, 2001 and March 15, 2001 interest payments due the Retirement Fund under such note have been stayed. As a result of the uncertainties surrounding the Big V Bankruptcy, the Retirement Fund stopped accruing interest on the Senior Subordinated Note as of January 1, 2001.

     Based on the Bankruptcy Court's indication that it will enter judgment in favor of Wakefern in the Wakefern Litigation and the potential impact that this decision has on the ability of Big V to transition to a new supplier without incurring a Withdrawal Penalty (subject to potential further litigation about the amount or enforceability of that Withdrawal Penalty), the Retirement Fund, in accordance with its valuation procedures, has determined, as of June 30, 2001, to retain a carrying value of approximately $5.6 million for the Senior Subordinated Note and to write down the carrying value for the 62,667 shares of BVH common stock to a nominal valuation of approximately $3,000. The actual value, however, that might be realized by the Retirement Fund with respect to its debt and equity investments in the Big V Entities remains dependent in large part on the ultimate outcome of the Big V Bankruptcy and related litigation, including the litigation with Wakefern. Specifically, if the Big V Bankruptcy or related litigation proceedings are not ultimately resolved in Big V's favor and/or the costs to Big V of transferring the Wakefern distribution agreement are substantial, the value of the Retirement Fund's debt and equity investments in the Big V Entities as set forth herein may be impaired, and the Retirement Fund could conceivably be exposed to losses in excess of its original debt and equity investments in the Big V Entities.

     Neither the Investment Adviser nor the General Partners, however, can predict the ultimate outcome of the Big V Bankruptcy proceedings, including such proceedings' ultimate impact on the value of the Big V Senior Subordinated Note or the BVH equity held by the Retirement Fund, or the timing or amount of payments, if any, that might be made to the Retirement Fund pursuant to Big V's plan of reorganization. In addition, the General Partners cannot currently predict how the Big V Bankruptcy may affect the timing of the ultimate liquidation of the Retirement Fund, or the amount of proceeds that Limited Partners will ultimately receive.

     The Retirement Fund's Investment Adviser will continue to monitor developments in the Big V Bankruptcy and update the Retirement Fund's General Partners as needed. It is possible that the carrying value of such investments, particularly the carrying value of the Senior Subordinated Note at its outstanding principal balance, could be further negatively impacted by developments in the Big V Bankruptcy.

     In addition, the General Partners will continue to review the Retirement Fund's reserves each quarter in light of the foregoing matter, and distributions will be made in accordance with the Retirement Fund's Partnership Agreement. Currently, the Retirement Fund has reserved all Mezzanine Investment sale, paydown and maturity proceeds received since August 1999, as well as income from operations since the third quarter 1999.

     As of June 30, 2001, the Retirement Fund had outstanding a total (at cost) of $9,312,000 invested in Mezzanine Investments representing $7,763,000 Managed and $1,549,000 Non-Managed portfolio investments, and Temporary Investments of $13,583,000 comprised of commercial paper with maturities of less than 60 days.

     As provided by the Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received their Priority Return of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the Partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to Limited Partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. As of June 30, 2001, there is no outstanding Deferred Distribution Amount.

     As recovered capital from portfolio company sales is distributed to Limited Partners, the Limited Partners' net asset value ("NAV") per Unit is reduced accordingly, and the corresponding interest income previously generated by such holdings will no longer be received by the Retirement Fund. After the July 10, 2001 sale of the Retirement Fund's investment in BioLease and BioTransplant, the Retirement Fund has only two portfolio companies remaining, neither of which is income producing. As a result, it is expected that any future cash available to pay distributions to Partners (to the extent such cash is not reserved for expenses and contingencies - see discussion of the Big V Bankruptcy above) will be derived entirely from recovered capital and gains from asset sales, which are subject to market conditions and are inherently unpredictable as to timing.

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

Results of Operations

Net Investment Income

     For the three and six months ended June 30, 2001, the Retirement Fund had net investment income of $6,000 and net investment loss of $69,000, respectively, as compared to net investment income for the three and six months ended June 30, 2000 of $209,000 and $489,000, respectively. The decrease in net investment income during 2001, as compared to 2000, is primarily attributable to a decrease in interest income from Mezzanine Investments and an increase in legal and professional fees, partially offset by an increase in interest and discount income from Temporary Investments and from the recognition of BioLease deferred interest income, as discussed below.

Investment Income and Expenses

     The total investment income from operations for the three and six months ended June 30, 2001 and 2000 consists primarily of interest and discount income earned on the investment of proceeds from Partner's contributions in Mezzanine Investments and short-term money market instruments. For the three and six months ended June 30, 2001 and 2000, the Retirement had investment income of $287,000, $502,000, $454,000 and $1,013,000, respectively.

     The decrease in investment income during 2001, as compared to 2000, is primarily attributable to a decrease in income earned on Mezzanine Investments as a result of the non-accrual status of Big V in 2001 and a non-recurring $120,000 adjustment in the first quarter of 2000 to correct for a 1999 understatement of Mezzanine Investment income. This decrease was partially offset by an increase in income earned on Temporary Investments as a result of investing Mezzanine Investment sale, paydown and maturity proceeds received since August 1999, as well as on income from operations from the third quarter 1999 and subsequent quarters, all of which have been reserved; and by the 2001 recognition of the BioLease payment-in-kind note representing deferred interest income on the BioLease subordinated note.

     Major expenses for the three and six months ended June 30, 2001 and 2000 consisted of Investment Advisory Fees, Administrative Expenses, and Legal and Professional Fees.

     The Investment Adviser and Fund Administrator both receive their compensation on a quarterly basis. The total Investment Advisory Fees incurred by the Retirement Fund to the Investment Adviser for the three and six months ended June 30, 2001 and 2000 were $133,000, $267,000, $133,000 and $267,000, respectively, and were calculated at an annual rate of 1.0% of assets under management (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum annual amount of $1,200,000 for the Funds on a combined basis. On July 17, 2001, the Independent General Partners, on behalf of the Retirement Fund, accepted a proposal made by the Investment Adviser to reduce the annual Investment Advisory Fee payable to the Investment Adviser by 50%. A similar reduction was approved for Fund II. Accordingly, the combined annual Investment Advisory Fee payable by the Funds will be $600,000. Such reductions will be made effective retroactive to July 1, 2001.

     As compensation for its services, the Fund Administrator is entitled to receive an annual amount of $400,000 for the Funds on a combined basis, plus reimbursement of 100% of out-of-pocket expenses incurred by the Fund Administrator on behalf of the Retirement Fund ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing, audit, tax preparation, legal fees and expenses, and custodian fees. For the three and six months ended June 30, 2001 and 2000, the Retirement Fund incurred Fund Administration Fees of $44,000, $89,000, $44,000 and $89,000, respectively. For the three and six months ended June 30, 2001 and 2000, the Retirement Fund incurred $58,000, $123,000, $52,000 and $126,000, respectively, in Reimbursable Administrative Expenses.

     Legal and professional fees for the three and six months ended June 30, 2001 and 2000 were $29,000, $52,000, $0 and $8,000, respectively. The increase in legal and professional fees for 2001, as compared to 2000, is primarily attributable to the legal fees incurred by the Retirement Fund in connection with the Big V Bankruptcy.

Net Assets

     The Retirement Fund's net assets decreased by $2,053,000 during the six months ended June 30, 2001, due to net unrealized depreciation of $2,160,000 and a net investment loss of $69,000, partially offset by a reversal of unrealized depreciation of $176,000. During the six months ended June 30, 2000, the Retirement Funds net assets increased by $515,000 due to net investment income of $489,000 and a reversal of unrealized depreciation of $31,000 partially offset by a net realized loss of $5,000.

Unrealized Appreciation and Depreciation on Investments

     The Retirement Fund recorded net unrealized depreciation of $2,160,000 during the six months ended June 30, 2001. In addition, as a result of dispositions of Mezzanine Investments, the Retirement Fund recorded a reversal of unrealized depreciation of $176,000 during the six months ended June 30, 2001, as compared to a $31,000 reversal of unrealized depreciation during the six months ended June 30, 2000. The Retirement Fund's cumulative net unrealized depreciation on investments as of June 30, 2001 totaled $3,209,000.

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

     As a result of total net realized and unrealized appreciation and depreciation recorded by the Retirement Fund through June 30, 2001, Limited Partners' net asset value ("NAV") was $111.14 per Unit. The Retirement Fund's net assets as of that date included its holdings in Big V and BVH (approximately 27.9% of net assets) and other private placement securities (approximately 2.7% of net assets), for which there are no ascertainable market values, and commercial paper (approximately 68.2% of net assets), which is stated at amortized cost. The June 30, 2001 NAV figure does not reflect any change that may subsequently have occurred in the value of the Retirement Fund's holdings. Moreover, in light of the Big V Bankruptcy filing, there is a high degree of uncertainty associated with the Retirement Fund's estimate of the value of its investments in Big V and BVH (see also Liquidity and Capital Resources above). Finally, the Big V Bankruptcy and related litigation may potentially have an effect on other assets of the Retirement Fund. The previously computed NAV does not represent the Units' current market value, and Limited Partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of the Retirement Fund's assets.

     The information presented herein is based on pertinent information available to the Investment Adviser and Managing General Partner. The Investment Adviser and Managing General Partner are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts.

     For additional information please refer to Supplemental Schedule of Unrealized Appreciation (Depreciation) - Schedule 1.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2001, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

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

     Item 3. Defaults Upon Senior Securites.
             ------------------------------
             None

     Item 4. Submission of Matters to a Vote of Security holders.
             ---------------------------------------------------
             None

     Item 5. Other Information.
             -----------------
             None

     Item 6. Exhibits and Reports on Form 8-K.
             --------------------------------
             None

                                    SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of August, 2001.


                          ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.

                          By:   Mezzanine Investments II, L.P.
                                Managing General Partner

                          By:   ML Mezzanine II Inc.,
                                its General Partner


Dated:  August 20, 2001   By:   /s/ Kevin T. Seltzer
                                ----------------------------------
                                Kevin T. Seltzer
                                ML Mezzanine II, Inc.
                                Vice President and Treasurer
                                (Principal Financial Officer of Registrant)