Form 10-Q
period 2002-03-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2002-05-16
CIK 843387

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-17382


             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
-------------------------------------------------------------------------------
                                        (Exact name of registrant as specified
                                        in its charter)


Delaware                                                              04-3028397
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 26th Floor
New York, New York                                                         10080
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Title of each Class                    Name of each exchange on which registered
-------------------------------------------------------------------------------
None                                                          Not applicable
-------------------------------------------------------------------------------

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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets, Liabilities and Partners' Capital as of March 31, 2002 and
         December 31, 2001 (Unaudited)

Statements of Operations for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Three Months
Ended March 31, 2002 (Unaudited)

Schedule of Investments as of March 31, 2002 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (Unaudited) (dollars in thousands)

                                                                                          March 31,         December 31,
                                                                                            2002                   2001
                                                                                     ------------------     ------------------
Assets

Investments:
     Portfolio investments at fair value (cost $8,750 as of
         March 31, 2002 and December 31, 2001)                                          $          -            $           -
     Temporary investments at amortized cost                                                  13,726                   13,849
Cash - interest bearing                                                                          193                      246
Prepaid insurance                                                                                  8                       10
                                                                                        ------------            -------------

Total Assets                                                                            $     13,927            $      14,105
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:
Reimbursable administrative expenses payable                                            $        172            $         140
Accounts payable and accrued expenses                                                             58                       56
Due to Independent General Partners                                                                5                        4
                                                                                        ------------            -------------
     Total Liabilities                                                                           235                      200
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                         8                        8
Managing General Partner                                                                         244                      245
Limited Partners (177,515 Units)                                                              13,440                   13,652
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  13,692                   13,905
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     13,927            $      14,105
                                                                                        ============            =============



See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31,
(dollars in thousands)

                                                                                            2002                     2001
                                                                                        ------------             -----------

Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                                  $          -            $          15
   Interest from temporary investments                                                            61                      200
                                                                                        ------------            -------------
   Total investment income                                                                        61                      215
                                                                                        ------------            -------------

Expenses:
   Investment advisory fee                                                                        67                      134
   Fund administration fee                                                                        45                       45
   Reimbursable administrative expenses                                                           97                       65
   Independent General Partners' fees and expenses                                                19                       22
   Legal fees                                                                                     44                       23
   Insurance expense                                                                               2                        1
                                                                                        ------------            -------------
   Total expenses                                                                                274                      290
                                                                                        ------------            -------------

Net Investment Loss                                                                     $       (213)           $         (75)
                                                                                        ============            =============



See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31,
(dollars in thousands)

                                                                                                  2002                2001
                                                                                              ------------        ------------

Cash Flows From Operating Activities:
     Interest income                                                                          $       77            $      219
     Investment advisory fee                                                                         (67)                 (134)
     Fund administration fee                                                                         (45)                  (45)
     Reimbursable administrative expenses                                                            (65)                  (52)
     Independent General Partners' fees and expenses                                                 (18)                  (26)
     Legal fees                                                                                      (42)                  (16)
     Net redemption (purchase) of temporary investments                                              107                   (56)
     Cost of portfolio investments purchased                                                           -                    (7)
                                                                                              ----------            ----------

Net Cash Used in Operating Activities                                                                (53)                 (117)

Cash at Beginning of Period                                                                          246                   153
                                                                                              ----------            ----------

Cash at End of Period                                                                         $      193            $       36
                                                                                              ==========            ==========



Reconciliation of net investment loss to net cash used in operating activities:

Net investment loss                                                                           $     (213)           $      (75)
                                                                                              ----------            ----------

Adjustments to reconcile net investment loss to net cash used in operating activities:
     Decrease (increase) in investments at cost                                                      123                   (56)
     Decrease in accrued interest receivable                                                           -                     4
     Increase in other receivable                                                                      -                    (7)
     Decrease in prepaid expenses, net                                                                 2                     1
     Increase in reimbursable administrative expenses payable                                         32                    13
     Increase (decrease) in due to Independent General Partners                                        1                    (4)
     Increase in accounts payable and accrued expenses                                                 2                     7
                                                                                              ----------            ----------
Total adjustments                                                                                    160                   (42)
                                                                                              ----------            ----------

Net Cash Used In Operating Activities                                                         $      (53)           $     (117)
                                                                                              ==========            ==========



See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Three Months Ended March 31, 2002
(dollars in thousands)


                                                              IndividualManaging
                                                                General          General         Limited
                                                                Partner          Partner         Partners            Total

Balance as of December 31, 2001                                 $      8         $   245        $    13,652       $     13,905

Net investment loss                                                   -  (b)          (1)              (212)              (213)
                                                                -------          -------        -----------       ------------

Balance as of March 31, 2002                                    $      8         $   244        $    13,440(a)    $     13,692
                                                                ========         =======        ===========       ============


(a) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $76 as of March 31, 2002. Cumulative cash distributions paid to limited partners from inception to March 31, 2002 totaled $1,476.
(b)  Allocated amounts are less than $1,000.




See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
SCHEDULE OF INVESTMENTS (Unaudited)
As of March 31, 2002
(dollars in thousands)

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
                                                                                                  ==========       ===========



TEMPORARY INVESTMENTS:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

GE Capital Corp.                               1.81%        5/06/02         $    12,960          $      16         $    12,976
American General Corp.                         1.79%        4/09/02                 748                  2                 750
                                                                            -----------          ---------         -----------

Total Temporary Investments                                                 $    13,708          $      18         $    13,726
                                                                            ===========          =========         ===========


(a) Issuer may be deemed an affiliate of the Retirement Fund as defined in the Investment Company Act of 1940.

(b) Big V Supermarkets, Inc. filed for bankruptcy protection in November 2000. As a result, further principal and interest payments have been stayed.

(c)  All portfolio securities are restricted and non-income producing.




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

The primary objective of the Retirement Fund is to provide current income and capital appreciation by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. The Retirement Fund has pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the mezzanine financings of friendly leveraged buyout transactions, leveraged acquisitions and recapitalizations.
In December 2001, the Individual General Partners approved the final extension of the term of the Retirement Fund for an additional one year period, to allow for the orderly liquidation of the Retirement Fund's remaining assets. The Retirement Fund is now scheduled to terminate no later than December 20, 2002. Thereafter, pursuant to the Retirement Fund's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), the Retirement Fund will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

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

As provided by the Retirement Fund's Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received a Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. For the quarter ended March 31, 2002, the Managing General Partner received no cash distributions.

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

5.       Portfolio Investments

At the quarterly meetings held since September 19, 2000, the General Partners, as part of their recurring review of the Retirement Fund's reserves available for distribution, have reviewed certain contractual covenants, commitments and contingencies which may affect the Retirement Fund by virtue of its investments in Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). Such potential obligations arise from letter agreements (the "Agreements") entered into by Wakefern Food Corporation ("Wakefern," Big V's current supplier), Big V (together with certain of its related companies), and the Retirement Fund (together with other investor groups in Big V) in December 1990 and November 1993. Since the covenants, commitments and contingencies associated with the Agreements may have the effect of delaying and/or decreasing the amount of future distributions, the General Partners determined that further distributions should not be made until any responsibilities of the Retirement Fund, with respect to such covenants, commitments and contingencies, have been determined.

ML-LEE ACQUISITION FUND (RETIREMENT FUNDS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

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

On or about November 16, 2001, Big V announced that it had entered into a term sheet with Wakefern that would form the basis of a plan of reorganization to be proposed to Big V's creditors and interest holders by both the Big V Entities and Wakefern. On January 15, 2002, the Big V Entities and Wakefern filed their Joint Consolidated Liquidating Plan of Reorganization (the "Wakefern Plan"). Among other things, the Wakefern Plan provided for the sale of the Big V Entities' assets to Wakefern in exchange for consideration of approximately $150 million, including assumption of certain liabilities and the implementation of certain offsets and the resolution of various disputed and contingent claims by and between the Big V Entities and Wakefern. The Wakefern Plan provided that Wakefern will release direct claims that it might have against the Retirement Fund and others, including claims under the Agreements. The Wakefern Plan ascribes no value to the debt or equity held by the Retirement Fund.

On or about December 13, 2001, Big V received a non-binding offer for the assets of the Big V Entities from The Stop & Shop Supermarket Company ("S&S"). On or about January 17, 2002, S&S entered into a letter of intent with the Official Committee of Unsecured Creditors in Big V's bankruptcy case (the "Committee"), the Unofficial Committee of Holders (the "Unofficial Committee") of Big V's 11% Senior Subordinated Notes (the "Noteholders") and the Agent for Big V's pre-petition lenders (the "Banks"), which letter of intent set forth an offer to purchase the Big V assets for approximately $255 million, subject to certain adjustments and predicated on certain potential litigation being resolved in a favorable manner. On February 22, 2002, the Bankruptcy Court modified the Big V Entities' exclusive right to file a plan of reorganization to permit a competing plan of reorganization to be filed based on the S&S letter of intent. S&S, the Committee, the Unofficial Committee and the Banks filed their Joint Consolidated Liquidating Plan of Reorganization on or about March 1, 2002 (the "S&S Plan"). Although the S&S Plan contemplates a purchase of the Big V Entities' assets for an amount greater than the $150 million purchase price in the

ML-LEE ACQUISITION FUND (RETIREMENT FUNDS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Wakefern Plan, it is unclear whether or to what extent any additional value would be available for distribution to creditors of Big V. In any event, like the proposed Wakefern Plan, the proposed S&S Plan ascribes no value to the debt or equity held by the Retirement Fund.



Subsequent to the Bankruptcy Court's decision in the Wakefern Litigation, the Retirement Fund, other investors in Big V, and the individuals who presently serve as directors or officers of Big V (the "Demand Recipients"), have received written demands for damages from various creditors of Big V, including the Committee, certain Noteholders and the Banks. Such creditors assert that they have been damaged by reason of the strategy adopted by Big V and its controlling shareholders (which group is alleged to include the Retirement Fund), to withdraw from Wakefern and switch distributors. Certain of these creditors also have asserted that a principal and interest payment made by Big V to the Retirement Fund on account of the Senior Subordinated Note (as defined below) in June 2000 in the amount of $1,392,600 can be recovered from the Retirement Fund as a "preference" under the Bankruptcy Code. In addition, a lawsuit has been filed in New York by three former Big V officers who own a small percentage of Big V's stock, complaining of strategic decisions made by Big V and of their alleged wrongful termination, although this lawsuit has subsequently been dismissed voluntarily by these former officers without prejudice. The Retirement Fund does not believe any of the claims or potential claims have merit, intends (subject to the potential resolution of these claims described below) to vigorously contest any such claims and believes that, subject to the retention amount, insurance (which was procured by Thomas H. Lee Partners, L.P. f/k/a Thomas H. Lee Company ("THL")) is likely available to cover some or all of these claims.

On April 30, 2002, Big V, Wakefern and THL made a proposal to the Committee, the Unofficial Committee and the Banks' agent with respect to a possible resolution of various disputes involved in the Big V Bankruptcy (the "Offer Letter"). Among other things, the Offer Letter proposed that (a) Wakefern would increase its purchase price for substantially all of Big V's assets to $185.2 million, including assumption of certain liabilities and the implementation of certain offsets and the resolution of various disputed and contingent claims by and between the Big V Entities and Wakefern; (b) THL would pay to Wakefern at least $12 million and up to $15 million (the "THL Payment") to support the funding of distributions proposed to be made to the Banks (in the aggregate amount of $108.8 million), the general unsecured creditors (in the aggregate amount of $11 million), and the Noteholders (in the aggregate amount of $11 million); (c) the Demand Recipients and others would receive releases from the Big V Entities and their bankruptcy estates of all claims; (d) the Demand Recipients and others would receive releases from all creditors of the Big V Entities who vote for an amended Wakefern Plan based on the Offer Letter (although there can be no assurances that all creditors of Big V will vote in favor of the plan and thereby provide releases); (e) Wakefern would release the Demand Recipients and others of all claims, including all claims based on the Agreements; (f) the Offer Letter, including specifically the THL Payment, would be conditioned on, among other things, the execution and delivery of agreements ("Lock-up Agreements") from (1) at least two-thirds in principal amount and one-half in number of the Banks and (2) at least two-thirds in principal amount of the Noteholders (provided that deliveries from certain Noteholders could be delayed until five days after the filing of an amended Wakefern Plan) (i) agreeing, among other things, not to support a Big V reorganization plan other than an amended Wakefern Plan based on the Offer Letter, under specified circumstances and (ii) providing for releases by those delivering Lock-up Agreements of all claims against the Demand Recipients and others; and (g) the Banks' agent, the Committee and the Unofficial Committee would withdraw the S&S Plan. On May 1, 2002, the Banks' agent, the Committee and the Unofficial Committee accepted the Offer Letter. Also, on or about that date, approximately 90% in principal amount and 82% in number of the Banks and approximately 40% in principal amount of the

ML-LEE ACQUISITION FUND (RETIREMENT FUNDS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

Noteholders delivered Lock-up Agreements. On or about May 9, 2002, Wakefern and Big V entered into an amended Asset Purchase Agreement reflecting the economic terms of the Offer Letter and on May 10, 2002, Big V filed an amended Wakefern Plan and an amended disclosure statement, consistent with the terms of the Offer Letter, with the Bankruptcy Court. A hearing on the adequacy of this disclosure statement in accordance with the provisions of the Bankruptcy Code is scheduled for May 17, 2002.

The Retirement Fund intends to contribute a fair and reasonable share to the THL Payment described above, although the Retirement Fund believes that a majority of the THL Payment will be funded through insurance. To date, the Retirement Fund has not made any accrual with respect to its portion of the THL Payment because of the uncertainties regarding the amount of the THL Payment, including the amount that will be funded through insurance and the allocation of any amounts which are not funded through insurance. To obtain this insurance contribution to this settlement, however, the Retirement Fund anticipates that it will be required directly or indirectly to release the insurance company for any further liability relating to the Big V Claims and to indemnify certain other parties with respect to future claims, if any, involving Big V.

Currently, the Retirement Fund holds a Senior Subordinated Note issued by Big V with outstanding principal of approximately $5.6 million (the "Senior Subordinated Note"), as well as 62,667 shares of BVH common stock. Due to the foregoing facts, including the contingent obligations under the Agreements as of September 30, 2001, the Retirement Fund wrote down to zero the remaining $5.6 million carrying value of its debt and equity investments in the Big V Entities and wrote-off accrued interest on the Senior Subordinated Note of $304,000. In addition, the Retirement Fund could conceivably be exposed to losses in excess of its original debt and equity investments in the Big V Entities.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              -----------------------------------------------------------------

Liquidity and Capital Resources

As of March 31, 2002, ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") held $193,000 in an interest-bearing cash account and $13,726,000 in temporary investments consisting of short-term discounted commercial paper securities with maturities of less than 90 days. Interest earned from such investments for the three months ended March 31, 2002 totaled $61,000. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of the Retirement Fund and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves, future interest on such reserves and other investment income and proceeds, if any, from the sale of portfolio investments. The Retirement Fund, together with ML-Lee Acquisition Fund II, L.P. ("Fund II"), is referred to herein as the "Funds".

In connection with certain contingencies relating to the Retirement Fund's investment in Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"), the General Partners of the Retirement Fund have suspended further distributions to the partners of the Retirement Fund until the responsibilities of the Retirement Fund with respect to such contingencies can be determined. As of March 31, 2002, the Retirement Fund's $7,763,000 investment in Big V and BVH was valued at $0. See Note 5 of notes to financial statements for additional information.

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

As provided by the limited Partnership Agreement of the Retirement Fund, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after limited partners have received their Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Any Deferred Distribution Amount is distributable to the partners pro-rata in accordance with their capital contributions, and certain amounts otherwise later payable to limited partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amount is paid. There was no outstanding Deferred Distribution Amount as of March 31, 2002.

In December 2001, the Individual General Partners approved the final extension of the term of the Retirement Fund for an additional one year period, to allow for the orderly liquidation of the Retirement Fund's remaining assets. The Retirement Fund is now scheduled to terminate no later than December 20, 2002. Thereafter, pursuant to the Partnership Agreement, the Retirement Fund will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

Results of Operations

Net Investment Income or Loss - For the three months ended March 31, 2002 and 2001, the Retirement Fund had a net investment loss of $213,000 and $75,000, respectively. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from a $154,000 decrease in investment income, offset by a $16,000 decrease in operating expenses. The decline in investment income includes a $139,000 decrease in interest from temporary investments which primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decline in investment income also includes a $15,000 decrease in interest from portfolio investments. The Retirement Fund held an investment in an interest bearing note due from BioLease, Inc., which was sold in July 2001. As of January 1, 2001, the Retirement Fund had suspended further interest accruals on the $5,570,000 subordinated note due from Big V. None of the Retirement Fund's remaining portfolio securities are interest bearing. The decrease in operating expenses for the 2002 period compared to the same period in 2001 primarily resulted from a 50% reduction in the Investment Advisory Fee, as discussed below, offset by an increase in legal fees and reimbursable expenses, primarily relating to the Retirement Fund's investment in the Big V Entities.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. The Retirement Fund's proportionate share of such fee was $534,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. The Retirement Fund's proportionate share of such annual fee is $267,000. As a result, the Investment Advisory Fee for the three months ended March 31, 2002 and 2001 was $67,000 and $134,000, respectively.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000. The Retirement Fund's proportionate share of such annual fee is $178,000. As a result, the Fund Administration Fee for the three months ended March 31, 2002 and 2001 was $45,000 for both periods. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses for the three months ended March 31, 2002 and 2001 were $97,000 and $65,000, respectively.

Net Assets - As of March 31, 2002, the Retirement Fund's net assets were $13,692,000 compared to $13,905,000 as of December 31, 2001. The reduced net asset value reflects the net investment loss of $213,000 for the three months ended March 31, 2002.

As of March 31, 2001, the Retirement Fund's net assets were $21,978,000 compared to $22,053,000 as of December 31, 2000. The reduced net asset value reflects the net investment loss of $75,000 for the three months ended March 31, 2001.

The net asset value per $1,000 unit of limited partnership interest ("Unit") in the Retirement Fund as of March 31, 2002 and December 31, 2001, was $76 and $77, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of the Retirement Fund's assets.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

As of March 31, 2002, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

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

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

Not applicable.

SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2002.



              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


By:           Mezzanine Investments II, L.P.
              Managing General Partner


By:           ML Mezzanine II Inc.
              its General Partner


By:           /s/   Joseph Leung                            Dated:  May 15, 2002
              ------------------------------------------------
              Joseph Leung
              Vice President and Assistant Treasurer
              ML Mezzanine II Inc.
              (Principal Financial and Accounting Officer)