Form 10-Q
period 2002-06-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2002-08-15
CIK 843387

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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
                                Yes X                   No
                                 -----------                  ---------

                       ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets, Liabilities and Partners' Capital as of June 30, 2002 and
         December 31, 2001 (Unaudited)

Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001 (Unaudited)

Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Six Months Ended June 30, 2002 (Unaudited)

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

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (Unaudited) (dollars in thousands)

                                                                                          June 30,              December 31,
                                                                                            2002                   2001
                                                                                     ------------------     ------------------
Assets

Temporary investments at amortized cost                                                 $     13,495            $      13,849
Cash - interest bearing                                                                          186                      246
Prepaid insurance                                                                                  8                       10
                                                                                        ------------            -------------

Total Assets                                                                            $     13,689            $      14,105
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:
Litigation settlement payable                                                           $        731            $           -
Reimbursable administrative expenses payable                                                     211                      140
Accounts payable and accrued expenses                                                             39                       56
Due to Independent General Partners                                                                5                        4
                                                                                        ------------            -------------
     Total Liabilities                                                                           986                      200
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                         8                        8
Managing General Partner                                                                         241                      245
Limited Partners (177,515 Units)                                                              12,454                   13,652
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  12,703                   13,905
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     13,689            $      14,105
                                                                                        ============            =============



See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                     June 30,
                                                                          2002          2001            2002          2001
                                                                      ------------   -----------    -----------    -----------

Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                $          -   $       138   $          -      $     153

   Interest from temporary investments                                          62           149            123            349
                                                                      ------------   -----------   ------------    -----------
   Total investment income                                                      62           287            123            502
                                                                      ------------   -----------   ------------    -----------

Expenses:
   Litigation settlement                                                       731             -            731              -
   Investment advisory fee                                                      67           133            134            267
   Fund administration fee                                                      44            44             89             89
   Reimbursable administrative expenses                                         80            58            157            123
   Independent General Partners' fees and expenses                              61            15            100             37
   Legal fees                                                                   66            29            110             52
   Insurance expense                                                             2             2              4              3
                                                                      ------------   -----------   ------------    -----------
   Total expenses                                                            1,051           281          1,325            571
                                                                      ------------   -----------   ------------    -----------

Net Investment (Loss) Income                                                  (989)            6         (1,202)           (69)

Realized and Unrealized Loss From Investments:

Realized loss from investments                                              (8,751)            -         (8,751)             -
Change in unrealized depreciation of investments                             8,751        (1,984)         8,751         (1,984)
                                                                      ------------   -----------   ------------    -----------

Net Realized and Unrealized Loss From Investments                                -        (1,984)             -         (1,984)
                                                                      ------------   -----------   ------------    -----------

Net Decrease in Net Assets Resulting From Operations                  $       (989)  $    (1,978)  $     (1,202)   $    (2,053)
                                                                        ==========    ==========   ============    ============

See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30,
(dollars in thousands)

                                                                                                  2002                2001
                                                                                              ------------        ------------

Cash Flows From Operating Activities:
     Interest income                                                                          $        122        $        400
     Investment advisory fee                                                                          (134)               (267)
     Fund administration fee                                                                           (89)                (89)
     Reimbursable administrative expenses                                                              (86)               (113)
     Independent General Partners' fees and expenses                                                   (99)                (49)
     Legal fees                                                                                       (127)                (52)
     Net redemption of temporary investments                                                           355                  76
     Insurance expense                                                                                  (2)                  -
     Cost of portfolio investments purchased                                                             -                  (7)
                                                                                              ------------        ------------

Net Cash Used in Operating Activities                                                                  (60)               (101)

Cash at Beginning of Period                                                                            246                 153
                                                                                              ------------        ------------

Cash at End of Period                                                                         $        186        $         52
                                                                                              ============        ============



Reconciliation of net investment loss to net cash used in operating activities:

Net investment loss                                                                           $     (1,202)       $        (69)
                                                                                              ------------        ------------

Adjustments to reconcile net investment loss to net cash used in operating activities:
     Decrease (increase) in investments at cost                                                        355                 (47)
     (Increase) decrease in accrued interest receivable                                                 (1)                 21
     Increase in other receivable                                                                        -                  (7)
     Decrease in prepaid expenses, net                                                                   2                   3
     Increase in litigation settlement payable                                                         731                   -
     Increase in reimbursable administrative expenses payable                                           71                  10
     Increase (decrease) in due to Independent General Partners                                          1                 (12)
     Decrease in accounts payable and accrued expenses                                                 (17)                  -
                                                                                              ------------        ------------
Total adjustments                                                                                    1,142                 (32)
                                                                                              ------------        ------------

Net Cash Used In Operating Activities                                                         $        (60)       $       (101)
                                                                                              ============        ============



See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Six Months Ended June 30, 2002
(dollars in thousands)

                                                              Individual        Managing
                                                                General       General             Limited
                                                                Partner          Partner         Partners             Total
-----------------------------------------------------------------------------------------      -------------      -------------

Balance as of December 31, 2001                                 $      8         $   245        $    13,652       $      13,905

Net investment loss                                                    - (b)          (4)            (1,198)             (1,202)

Net realized loss from investments                                    (2)            (25)            (8,724)             (8,751)

Change in unrealized depreciation of investments                       2              25              8,724               8,751
                                                                --------         -------        -----------       -------------

Balance as of June 30, 2002                                     $      8         $   241        $    12,454(a)    $      12,703
                                                                ========         =======        ===========       =============


(a) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $70 as of June 30, 2002. Cumulative cash distributions paid to limited partners from inception to June 30, 2002 totaled $1,476.
(b)  Allocated amounts are less than $1,000.




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

2.       Significant Accounting Policies

Valuation of Investments - The fair value of publicly listed securities for which market quotations are readily available, are valued using the public market price as of the last day of the valuation period. The fair value of publicly listed securities for which market quotations are not readily available, including securities restricted as to resale for which a corresponding publicly traded class exists, are valued in good faith by the Investment Adviser after approval by the Managing General Partner and approval of the Individual General Partners. Privately held securities generally are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such privately held investments generally are revalued if there is an objective basis for doing so at a different price. Investments are written down in value if the Investment Adviser and the General Partners believe adverse credit developments of a significant nature require a write-down of such securities. Investments are written up in value only if there has been an arms length third party transaction to support the increased valuation. Although the Investment Adviser and the General Partners use their best judgment in estimating the fair value of the Retirement Fund's portfolio investments, there are inherent limitations in any estimation technique. Therefore, the

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

fair value estimates presented herein are not necessarily indicative of the amount that could be realized if a readily available market existed for such securities, and the differences could be material.

Temporary Investments - Investments in short term money market instruments with maturities of 90 days or less are stated at amortized cost, which approximates market value. The Retirement Fund held the following temporary investments as of June 30, 2002.

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

American General Corp.                         1.76%        7/08/02         $    12,961          $      34        $      12,995

GE Capital Corp.                               1.76%        7/15/02                 499                  1                 500
                                                                            -----------          ---------         -----------
Total Temporary Investments                                                 $    13,460          $      35        $      13,495
                                                                            ===========          =========        =============

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

As provided by the Retirement Fund's Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received a Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. The Managing General Partner received no cash distributions during the six months ended June 30, 2002,

As compensation for their services to the Funds, each of the Independent General Partners receives a combined annual fee of $40,000; $1,000 for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for out-of-pocket costs incurred in connections with such meetings. The Retirement Fund's proportionate share of the annual fee and meeting fee paid to each of the Independent General Partners is $17,800 and $445, respectively.

5.       Portfolio Investments

On June 27, 2002, the United States Bankruptcy Court for the District of Delaware (the "Court") indicated that it would approve confirmation of the First Amended Joint Consolidated Liquidating Plan of Reorganization (the "Plan") for Big V Supermarkets, Inc. ("Big V" and together with Big V Holdings Corp. "BVH", Big V's parent company, and certain other related entities, the "Big V Entities"). The Court entered an order confirming the Plan on June 28, 2002, and Big V and Wakefern Food Corporation ("Wakefern", Big V's current supplier), are now taking steps to consummate the transactions set forth in the Plan. Specifically, the sale of substantially all the assets of Big V to Wakefern has been accomplished (subject to post-closing adjustments), and Big V is engaged in the process of resolving claims and distributing the proceeds of its estate.

     Under the Plan, the Retirement Fund will not receive any distribution on account of the subordinated debt and the equity it holds in the Big V Entities, and the Retirement Fund's equity in the Big V Entities will be cancelled. Also under the Plan, certain payments have been made jointly by and on behalf of the Retirement Fund, Fund II and Thomas H. Lee Equity Partners, L.P. (collectively, the "Settling Parties"). In

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

exchange for these payments, the Retirement Fund and the other Settling Parties have received broad releases of claims relating to or arising from their investment in Big V. Specifically, the releases cover all claims that could be asserted by or on behalf of Big V, from all claims that could be asserted by or on behalf of Wakefern (including claims related to the Side Letters, as defined and discussed in previous filings), and also from all claims that could be asserted by any creditor or party in interest that either voted in favor of the Plan or signed a lock-up letter supporting the Plan.

The Retirement Fund believes that the claims resolved by the above-described payments are without merit, that the Retirement Fund has meritorious defenses to such claims, and in any event that the Retirement Fund would likely have had insurance coverage for certain of the claims under insurance that previously had been procured by Thomas H. Lee Partners, L.P. f/k/a Thomas H. Lee Company ("THL"). The complexity of the claims, the rights to insurance coverage on some but not all of the claims, and insurance coverage disputes raised by the insurer, however, made it likely that the cost of defending such claims and resolving issues with respect to insurance would be significant and would, for the Retirement Fund, exceed the amount it has paid to obtain the releases. Accordingly, in July 2002, the Retirement Fund contributed $731,000 to fund its portion of the above-described payments, and to provide funds for use by or on behalf of the Settling Parties jointly to address claims not resolved by the Plan, as described below. Some of these funds may be returned to the Retirement Fund if not needed under the Plan or to resolve other claims.

Notwithstanding disputes with respect to insurance coverage, a significant portion of the rest of the settlement payment described above was funded through monies received from the insurance procured by THL. To obtain these insurance monies, however, THL was required to indemnify the insurance company from future claims related to the Big V Entities, to the extent that insurance would otherwise have been available, and the Settling Parties and others were required to indemnify THL to the same extent that THL indemnified the insurance company.

Although the Retirement Fund believes that the Plan resolves the vast majority of potential claims related to or arising from Big V, there are some creditors who did not vote in favor of the Plan or sign a lock-up letter supporting the Plan and may retain claims against the Retirement Fund. In addition, creditors who did vote in favor of the Plan and/or sign a lock-up letter supporting the Plan may attempt to assert claims despite such vote or support. In connection with the joint payment described above, the Retirement Fund has agreed to cooperate with the other Settling Parties to address any remaining claims relating to or arising from Big V. At this time, the Retirement Fund cannot estimate the likelihood of any claims being asserted, or the magnitude or merits of any such claims. The Retirement Fund and other Settling Parties will discuss at least yearly whether potential unresolved claims remain and how, if at all, such claims should be addressed. Until such time as such potential unresolved claims are settled or otherwise resolved to the satisfaction of the Retirement Fund and the other Settling Parties, the Retirement Fund does not anticipate making any distributions to its Limited Partners. As with the claims that are released under the Plan, the Retirement Fund believes that any potential unresolved claims are without merit and that the Retirement Fund has defenses to any liability from such claims. As a result of the recent developments regarding the Retirement Fund's investment in the Big V Entities, as discussed above, the Retirement Fund wrote-off the remaining cost of this investment as of June 30, 2002, realizing a loss of $7,764,000.

     Additionally, due to continued business difficulties at FLA. Holdings, Inc., the Retirement Fund wrote-off its remaining investment in the company as of June 30, 2002, realizing a loss of $987,000.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued

6.            Interim Financial Statements

The interim financial data as of June 30, 2002 and for the six months ended June 30, 2002 and June 30, 2001 is unaudited. However, in the opinion of the Retirement Fund, the interim data includes all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

Liquidity and Capital Resources

As of June 30, 2002, ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") held $186,000 in an interest-bearing cash account and $13,495,000 in temporary investments consisting of short-term discounted commercial paper securities with maturities of less than 90 days. Interest earned from such investments for the three and six months ended June 30, 2002 totaled $62,000 and $123,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of the Retirement Fund and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves, future interest on such reserves and other investment income and proceeds, if any, from the sale of portfolio investments. The Retirement Fund, together with ML-Lee Acquisition Fund II, L.P. ("Fund II"), is referred to herein as the "Funds".

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

As more fully described in Note 5 of Notes to Financial Statements, the bankruptcy court entered an order confirming a plan of reorganization for Big V. In connection therewith, in July 2002, the Retirement Fund contributed $731,000 to fund its portion of certain payments due under the plan in exchange for releases of certain claims. Additionally, as part of the settlement, the Retirement Fund will not receive any distribution on account of the subordinated debt and the equity it holds in Big V. Additionally, until such time as the potential unresolved claims referred to in Note 5 of notes to financial statements, included in Part I, Item 1 of this Form 10-Q, are settled or otherwise resolved to the satisfaction of the Retirement Fund and the other Settling Parties, the Retirement Fund does not anticipate making any distributions to its Limited Partners.

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

As provided by the limited Partnership Agreement of the Retirement Fund, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after limited partners have received their Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). The Managing General Partner is required to defer a portion of any MGP Distribution earned from the sale of portfolio investments in excess of 20% of realized capital gains, net realized capital losses and unrealized depreciation, in accordance with the Partnership Agreement (the "Deferred Distribution Amount"). Deferred Distribution Amounts are distributable to partners on a pro-rata basis in accordance with their capital contributions, and certain amounts otherwise later payable to limited partners from distributable cash from operations are instead payable to the Managing General Partner until the Deferred Distribution Amounts are paid. There was no outstanding Deferred Distribution Amount payable to the Managing General Partner as of June 30, 2002.

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

Results of Operations

Net Investment Income or Loss - For the three months ended June 30, 2002, the Retirement Fund had a net investment loss of $989,000 compared to net investment income of $6,000 for the three months ended June 30, 2001. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from the $731,000 litigation settlement relating to the Retirement Fund's investment in Big V, as described above, a $225,000 decrease in investment income and a $39,000 increase in operating expenses. The decline in investment income includes an $87,000 decrease in interest from temporary investments which primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decline in investment income also includes a $138,000 decrease in interest from portfolio investments, due to interest earned on notes due from BioLease, Inc. during the 2001 period, including $124,000 of deferred interest on the subordinated note due from BioLease, which was recorded during the second quarter of 2001 as a payment in-kind note. The BioLease notes were sold in July 2001. The increase in operating expenses for the 2002 period compared to the same period in 2001 primarily resulted from an increase in legal fees relating to the Retirement Fund's investment in the Big V Entities. This increase was partially offset by the lower Investment Advisory Fee, as discussed below.

For the six months ended June 30, 2002 and 2001, the Retirement Fund had a net investment loss of $1,202,000 and $69,000, respectively. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from the $731,000 litigation settlement relating to the Retirement Fund's investment in Big V, as described above, a $379,000 decrease in investment income, and a $23,000 increase in operating expenses. The decline in investment income includes a $226,000 decrease in interest from temporary investments which primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decline in investment income also includes a $153,000 decrease in interest from portfolio investments due to interest earned on notes due from BioLease during the 2001 period as discussed above. The increase in operating expenses for the 2002 period compared to the same period in 2001 primarily resulted from an increase in legal fees relating to the Retirement Fund's investment in the Big V Entities. This increase was partially offset by the lower Investment Advisory Fee, as discussed below.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. The Retirement Fund's proportionate share of such fee was $534,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. The Retirement Fund's proportionate share of such annual fee is $267,000. As a result, the Investment Advisory Fee for the three months ended June 30, 2002 and 2001 was $67,000 and $133,000, respectively, and the Investment Advisory Fee for the six months ended June 30, 2002 and 2001 was $134,000 and $267,000, respectively.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000. The Retirement Fund's proportionate share of such annual fee is $178,000. As a result, the Fund Administration Fee for the three months ended June 30, 2002 and 2001 was $44,500 for both periods, and the Fund Administration Fee for the six months ended June 30, 2002 and 2001 was $89,000 for both periods. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable AdministrativeExpenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses for the three months ended June 30, 2002 and 2001 were $80,000 and $58,000, respectively, and Reimbursable Administrative Expenses for the six months ended June 30, 2002 and 2001 were $157,000 and $123,000, respectively.

Realized Gains and Losses from Portfolio Investments - For the three and six months ended June 30, 2002, the Retirement Fund had a $8,751,000 realized loss from its portfolio investments resulting from the write-off of the remaining cost of its $7,764,000 investment in Big V and its $987,000 investment in FLA. Holdings, Inc. Both investments were previously carried at a value of zero, and the realized loss was accordingly offset by the reversal of unrealized depreciation discussed in the following paragraph.

Changes in Unrealized Depreciation of Portfolio Investments - For the three and six months ended June 30, 2002, the Retirement Fund had a $8,751,000 favorable change in unrealized depreciation of investments resulting from the reversal of unrealized depreciation in connection with the realized loss of its investments in Big V and FLA. Holdings, Inc., as discussed above. For the six months ended June 30, 2001, the Retirement Fund had a $1,984,000 unfavorable change in unrealized depreciation of portfolio investments, primarily resulting from the downward revaluation of its investment in the Big V Entities.

Net Assets - As of June 30, 2002, the Retirement Fund's net assets were $12,703,000 compared to $13,905,000 as of December 31, 2001. The reduced net asset value reflects the net investment loss of $1,202,000 for the six months ended June 30, 2002. Since the Retirement Fund's remaining investments in the Big V Entities and FLA. Holdings, Inc. had been fully reserved in prior periods, the write-off of the remaining cost of these investments during the six months ended June 30, 2002 resulted in no change to the Retirement Fund's net asset value.

As of June 30, 2001, the Retirement Fund's net assets were $20,000,000 compared to $22,053,000 as of December 31, 2000. The reduced net asset value reflects the net unrealized depreciation of $1,984,000 and the $69,000 net investment loss for the six months ended June 30, 2001.

The net asset value per $1,000 unit of limited partnership interest ("Unit") in the Retirement Fund as of June 30, 2002 and December 31, 2001, was $70 and $77, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of the Retirement Fund's assets.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

As of June 30, 2002, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

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

Item 6.       Exhibits and Reports on Form 8-K.
              --------------------------------

     1.  Exhibits:
           a) 99.1 Certification of chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           b) 99.2 Certification of chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     2.  Reports on Form 8-K:

           There were no reports filed on Form 8-K during the last quarter of the fiscal period covered by this interim report. However, the following report on Form 8-K was filed during the quarterly period following the fiscal period covered by this interim report:

a) A report was filed on July 24, 2002 to disclose a reorganization settlement concerning the Retirement Fund's investment in the Big V Entities.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2002.



              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


By:           Mezzanine Investments II, L.P.
              Managing General Partner


By:           ML Mezzanine II Inc.
              its General Partner


By:           /s/  Kevin K. Albert                      Dated:  August 14, 2002
              ---------------------------------------------------------

              President
              ML Mezzanine II Inc.
              (Principal Executive Officer)
              (Principal Financial and Accounting Officer)