Form 10-Q
period 2002-09-30
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2002-11-14
CIK 843387

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
                             Commission file number 0-17382


             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
------------------------------------------------------------------------
                    (Exact name of registrant as specified in its charter)


Delaware                                                04-3028397
-------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 26th Floor
New York, New York                                                    10080
----------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Title of each Class                 Name of each exchange on which registered
----------------------------------------------------------
None                                                          Not applicable
----------------------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                           Units of Limited Partnership Interest
                                        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    ----

               ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Statements of Assets, Liabilities and Partners' Capital as of September 30, 2002 and December 31, 2001 (Unaudited)

Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)

Statement of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

Item 4.       Controls and Procedures.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.
              --------------------

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL (Unaudited) (dollars in thousands)

                                                                                        September 30,            December 31,
                                                                                            2002                   2001
                                                                                     ------------------     ------------------
Assets

Temporary investments at amortized cost                                                 $     12,379            $      13,849
Cash - interest bearing                                                                          182                      246
Prepaid assets                                                                                   118                       10
                                                                                        ------------            -------------

Total Assets                                                                            $     12,679            $      14,105
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:
Reimbursable administrative expenses payable                                            $        111                      130
Accounts payable and accrued expenses                                                             12                       56
Accrued Independent General Partners' fees and expenses                                            9                       14
                                                                                        ------------            -------------
     Total Liabilities                                                                           132                      200
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                         8                        8
Managing General Partner                                                                         241                      245
Limited Partners (177,515 Units)                                                              12,298                   13,652
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  12,547                   13,905
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     12,679            $      14,105
                                                                                        ============            =============



See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF OPERATIONS (Unaudited)
(dollars in thousands)

                                                                          Three Months Ended               Nine Months Ended
                                                                             September 30,                September 30,
                                                                          2002          2001            2002           2001
                                                                      ------------   -----------    -----------    ------------

Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                $          -   $         4   $          -    $        157
   Reversal of accrued interest from portfolio investment                        -          (304)             -            (304)
   Interest from temporary investments                                          57           125            180             474
                                                                      ------------   -----------   ------------    ------------
   Total investment income (loss)                                               57          (175)           180             327
                                                                      ------------   -----------   ------------    ------------

Expenses:
   Litigation settlement                                                         -             -            731               -
   Investment advisory fee                                                      66            67            200             334
   Fund administration fee                                                      45            45            134             134
   Reimbursable administrative expenses                                         45            81            202             204
   Independent General Partners' fees and expenses                              20            16            120              53
   Legal fees                                                                   36            39            146              91
   Insurance expense                                                             1             1              5               4
                                                                      ------------   -----------   ------------    ------------
   Total expenses                                                              213           249          1,538             820
                                                                      ------------   -----------   ------------    ------------

Net Investment Loss                                                           (156)         (424)        (1,358)           (493)
                                                                      ------------   -----------   ------------    ------------

Realized and Unrealized Loss From Investments:

Realized loss from investments                                                   -           (26)        (8,751)            (26)
Change in unrealized depreciation of investments                                 -        (5,541)         8,751          (7,525)
                                                                      ------------   -----------   ------------    ------------

Net Realized and Unrealized Loss From Investments                                -        (5,567)             -          (7,551)
                                                                      ------------   -----------   ------------    ------------

Net Decrease in Net Assets Resulting From Operations                  $       (156)  $    (5,991)  $     (1,358)   $     (8,044)
                                                                      ============   ===========   ============    ============



See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30,
(dollars in thousands)

                                                                                                  2002                 2001
                                                                                              ------------        -------------

Cash Flows From Operating Activities:
     Interest income                                                                            $      200        $       551
     Litigation settlement                                                                            (731)                 -
     Investment advisory fee                                                                          (267)              (401)
     Fund administration fee                                                                          (178)              (134)
     Reimbursable administrative expenses                                                             (221)              (113)
     Independent General Partners' fees and expenses                                                  (125)               (63)
     Legal fees                                                                                       (190)               (79)
     Net redemption (purchase) of temporary investments                                              1,450               (285)
     Proceeds from dispositions of portfolio investments                                                 -                555
     Insurance expense                                                                                  (2)                 -
     Cost of portfolio investments purchased                                                             -                 (7)
                                                                                                ----------        -----------

Net Cash (Used in) Provided By Operating Activities                                                    (64)                24

Cash at Beginning of Period                                                                            246                153
                                                                                                ----------        -----------

Cash at End of Period                                                                           $      182        $       177
                                                                                                ==========        ===========



Reconciliation of net investment loss to net cash (used in) provided by operating activities:

Net investment loss                                                                           $     (1,358)       $      (493)
                                                                                              ------------        -----------

Adjustments to reconcile net investment loss to net cash (used in) provided by operating activities:
     Reversal of accrued interest from portfolio investments                                             -                304
     Amortization of commitment fee income                                                               -                 (2)
     Decrease in investments at cost                                                                 1,470                172
     Decrease in accrued interest receivable                                                             -                 46
     Increase in other receivable                                                                        -                 (9)
     Increase in prepaid expenses, net                                                                (108)               (63)
     (Decrease) increase in reimbursable administrative expenses payable                               (19)                91
     Decrease in due to Independent General Partners                                                    (5)               (10)
     (Decrease) increase in accounts payable and accrued expenses                                      (44)                14
     Net realized loss from portfolio investments                                                        -                (26)
                                                                                              ------------        -----------
Total adjustments                                                                                    1,294                517
                                                                                              ------------        -----------

Net Cash (Used In) Provided By Operating Activities                                           $        (64)       $        24
                                                                                              ============        ===========



See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (Unaudited)
For the Nine Months Ended September 30, 2002
(dollars in thousands)



                                                              Individual          Managing
                                                                General            General          Limited
                                                                Partner            Partner          Partners             Total

Balance as of December 31, 2001                                 $      8         $   245        $    13,652       $      13,905

Net investment loss                                                    - (b)          (4)            (1,354)             (1,358)

Net realized loss from investments                                    (2)            (25)            (8,724)             (8,751)

Change in unrealized depreciation of investments                       2              25              8,724               8,751
                                                                --------         -------        -----------       -------------

Balance as of September 30, 2002                                $      8         $   241        $    12,298(a)    $      12,547
                                                                ========         =======        ===========       =============




(a) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $69 as of September 30, 2002. Cumulative cash distributions paid to limited partners from inception to September 30, 2002 totaled $1,476.
(b)  Allocated amounts are less than $1,000.




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

Mezzanine Investments II, L.P. (the "Managing General Partner") is a Delaware limited partnership in which ML Mezzanine II Inc. is the general partner and Thomas H. Lee Advisors II, L.P., the investment adviser to the Funds (the "Investment Adviser"), is the limited partner. The Managing General Partner is responsible for overseeing and monitoring the investments of the Retirement Fund, subject to the overall supervision of four individual general partners (the "Individual General Partners"; and together with the Managing General Partner, the "General Partners"). The Individual General Partners of the Retirement Fund include Thomas H. Lee and three independent general partners:
Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners"), who are non-interested persons as defined in the Investment Company Act of 1940. ML Fund Administrators Inc. (the "Fund Administrator"), an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., is responsible for the administrative services necessary for the operations of the Retirement Fund.

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

In December 2001, the Individual General Partners approved the final extension of the term of the Retirement Fund for an additional one year period, to allow for the orderly liquidation of the Retirement Fund's remaining assets. The Retirement Fund is now scheduled to dissolve no later than December 20, 2002. Thereafter, pursuant to the Retirement Fund's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), the Retirement Fund will have up to an additional five year period to liquidate its remaining assets, if such additional period is required.

2.       Significant Accounting Policies

Valuation of Investments - As of September 30, 2002, Fund II had no investments other than temporary investments. The fair value of publicly listed securities for which market quotations are readily available, are valued using the public market price as of the last day of the valuation period. The fair value of publicly listed securities for which market quotations are not readily available, including securities restricted as to resale for which a corresponding publicly traded class exists, are valued in good faith by the Investment Adviser after approval by the Managing General Partner and approval of the Individual General Partners. Privately held securities generally are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such privately held investments generally are revalued if there is an objective basis for doing so at a different price. Investments are written down in value if the Investment Adviser and the General Partners believe adverse credit developments of a significant nature require a write-down of such securities. Investments are written up in value only if there has been an arms length third party transaction to support the increased valuation. Although the Investment Adviser and the General Partners use their best judgment in estimating the fair value of the Retirement Fund's portfolio investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount that could be realized if a readily available market existed for such securities, and the differences could be material.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued



Temporary Investments - Investments in short term money market instruments with maturities of 90 days or less are stated at amortized cost, which approximates market value. The Retirement Fund held the following temporary investments as of September 30, 2002:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

American General Corp.                         1.71%       11/05/02         $    11,966          $      13         $    11,979
American General Corp.                         1.75%       10/16/02                 399                  1                 400
                                                                            -----------          ---------         -----------
Total Temporary Investments                                                 $    12,365          $      14         $    12,379
                                                                            ===========          =========         ===========

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

As provided by the Retirement Fund's Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received a Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. The Managing General Partner received no incentive distributions during the nine months ended September 30, 2002.

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

5.       Portfolio Investments

On June 28, 2002, the United States Bankruptcy Court for the District of Delaware (the "Court") entered an order confirming the First Amended Joint Consolidated Liquidating Plan of Reorganization (the "Plan") for Big V Supermarkets, Inc. ("Big V" and together with Big V Holdings Corp. "BVH", Big V's parent company, and certain other related entities, the "Big V Entities"). The Plan, among other things, provided for the sale of substantially all of Big V's assets to a wholly owned subsidiary of Wakefern Food Corporation ("Wakefern"). Big V had been a member of Wakefern's food purchasing cooperative. On or about July 15, 2002, the sale to Wakefern's subsidiary was accomplished (subject to post-closing adjustments), and Big V currently is engaged in the process of resolving claims and distributing the proceeds of its estate.

The Plan also provided for the resolution of various potential claims against Fund II, the Retirement Fund, Thomas H. Lee Equity Partners, L.P. and others (collectively, the "Settling Parties").

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued


Specifically, under the Plan, (i) the Retirement Fund and Fund II received nothing on account of the subordinated debt and equity held in Big V; (ii) the equity in Big V held by Fund II, the Retirement Fund and Thomas H. Lee Equity Partners, L.P. was cancelled; (iii) certain payments were made jointly by and on behalf of Fund II, the Retirement Fund and Thomas H. Lee Equity Partners, L.P. and (iv) in exchange for these payments, the Retirement Fund and the other Settling Parties received broad releases of claims relating to or arising from their investment in Big V. Specifically, the releases cover all claims that could be asserted by or on behalf of Big V, all claims that could be asserted by or on behalf of Wakefern (including claims related to the Side Letters, as defined and discussed in previous filings), and also all claims that could be asserted by any creditor or party in interest that either voted in favor of the Plan or signed a lock-up letter supporting the Plan.

The Retirement Fund believes that the claims resolved by the above-described payments were without merit, that the Retirement Fund had meritorious defenses to such claims, and in any event that the Retirement Fund would likely have had insurance coverage for certain of the claims under insurance that previously had been procured by Thomas H. Lee Partners, L.P. or Thomas H. Lee Company ("THL"). Nevertheless, the complexity of the claims, the rights to insurance coverage on some but not all of the claims, and insurance coverage disputes raised by the insurer, made it likely that the cost of defending such claims and resolving issues with respect to insurance would be significant and for the Retirement Fund, would exceed the amount it would have to pay to obtain the releases. Accordingly, in July 2002, the Retirement Fund contributed $731,000 to fund its portion of the above-described payments, and to provide funds for use by or on behalf of the Settling Parties jointly to address claims not resolved by the Plan, as described below. The Retirement Fund will be entitled to receive its share of any available funds not needed under the Plan or to resolve other claims.


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


Although the Retirement Fund believes that the Plan has resolved the vast majority of potential claims related to or arising from Big V, there are some creditors who did not vote in favor of the Plan or sign a lock-up letter supporting the Plan and may retain claims against the Retirement Fund. In addition, creditors who did vote in favor of the Plan and/or sign a lock-up letter supporting the Plan may attempt to assert claims despite such vote or support. In connection with the joint payment described above, the Retirement Fund has agreed to cooperate with the other Settling Parties to address any remaining claims relating to or arising from Big V. At this time the Retirement Fund cannot estimate the extent of claims relating to Big V that may be asserted, or the magnitude or merits of any such claims. The Retirement Fund notes, however, that a limited number of members of Big V's former bank syndicate (which limited number of members have been paid in the aggregate, pursuant to the Plan, all but approximately $1.7 million of the approximately $12 million that had been owed to them by Big V) have initiated an action against THL relating to Big V. The Retirement Fund believes that the claims asserted by these banks in fact were released in connection with the Plan, and that otherwise there are defenses to these claims.

Until such time as such potential unresolved claims are settled or the Retirement Fund, in consultation with the other Settling Parties, determines that it has sufficient assets remaining to satisfy its actual or potential obligations relating to such unresolved claims, the Retirement Fund does not anticipate making any distributions to its partners. The Retirement Fund and the other Settling Parties will continue to monitor in good faith the appropriate amount of assets that each holds to provide for any such unresolved claims.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS (Unaudited), continued




As with the claims that are released under the Plan, the Retirement Fund believes that any potential unresolved claims are without merit and that the Retirement Fund has defenses to any liability from such claims. As discussed above, the Retirement Fund wrote-off the remaining cost of its investment in the Big V Entities as of June 30, 2002, realizing a loss of $7,764,000.

Additionally, due to continued business and financial difficulties at FLA. Holdings, Inc., the Retirement Fund wrote-off its remaining investment in the company as of June 30, 2002, realizing a loss of $987,000.

6.       Interim Financial Statements

The interim financial data as of September 30, 2002 and for the nine months ended September 30, 2002 and September 30, 2001 is unaudited. However, in the opinion of the Retirement Fund, the interim data includes all adjustments consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------------------------------------------------

Liquidity and Capital Resources

As of September 30, 2002, ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") held $182,000 in an interest-bearing cash account and $12,379,000 in temporary investments consisting of short-term discounted commercial paper securities with maturities of less than 90 days. Interest earned from such investments for the three and nine months ended September 30, 2002 totaled $57,000 and $180,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of the Retirement Fund and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves and the related interest on such reserves. The Retirement Fund, together with ML-Lee Acquisition Fund II, L.P. ("Fund II"), are referred to herein as the "Funds".


In December 2001, the Individual General Partners approved the final extension of the term of the Retirement Fund for an additional one year period, to allow for the orderly liquidation of the Retirement Fund's remaining assets. The Retirement Fund is now scheduled to dissolve no later than December 20, 2002. Thereafter, pursuant to the Partnership Agreement, the Retirement Fund will have up to an additional five year period to liquidate its remaining assets.

As more fully described in Note 5 of notes to financial statements, included in
Part I, Item 1 of this Form 10-Q, the bankruptcy court has confirmed a plan of reorganization for Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). In connection therewith, in July 2002, the Retirement Fund contributed $731,000 to fund its portion of certain payments due under the plan in exchange for broad releases of certain claims, and to provide funds for use by or on behalf of the Settling Parties (as described in Note 5 of notes to financial statements) jointly to address claims not resolved by the plan. Additionally, as part of the settlement, the subordinated debt and the equity of Big V held by the Retirement Fund have been cancelled.

With all of its portfolio investments now liquidated, it is expected that the Retirement Fund will complete its liquidation at such time as all potential unresolved claims relating to Big V are settled or otherwise resolved to the satisfaction of the Retirement Fund and the other Settling Parties to the plan. At this time (and subject to the description contained in Note 5 of notes to financial statements), the Retirement Fund cannot estimate the likely extent of any claims being asserted, or the magnitude or merits of any such claims. The Retirement Fund and the other Settling Parties will continue to monitor in good faith the appropriate amount of assets that each holds to provide for any such unresolved claims. In addition, the General Partners currently cannot predict how these contingencies may affect the timing of the termination of the Retirement Fund, or the final amount of liquidating distributions to be paid to limited partners.


Results of Operations

Net Investment Income or Loss - For the three months ended September 30, 2002 and 2001, the Retirement Fund had a net investment loss of $156,000 and $424,000, respectively. The favorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from a $232,000 favorable change in investment income and a $36,000 decrease in operating expenses. The favorable change in investment income for the period is the result of the reversal, as of September 30, 2001, of $304,000 of accrued interest due on the Big V subordinated notes, offset by a $68,000 decrease in interest from temporary investments and an $4,000 decrease in interest from portfolio investments. The decrease in interest from temporary investments primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decrease in interest income from portfolio investments is the result of the sale in July 2001 of interest bearing notes due from BioLease, Inc. The decrease in operating expenses primarily resulted from a decrease in reimbursable administrative expenses for the 2002 period compared to the same period in 2001.

For the nine months ended September 30, 2002 and 2001, the Retirement Fund had a net investment loss of $1,358,000 and $493,000, respectively. The unfavorable change in net investment loss for the 2002 period compared to the same period in 2001 resulted from the $731,000 litigation settlement relating to the Retirement Fund's investment in Big V, as discussed above, a $147,000 decrease in investment income slightly offset by a $13,000 decrease in operating expenses. The unfavorable change in investment income includes a $294,000 decrease in interest from temporary investments, which primarily resulted from a decline in short-term interest rates for the 2002 period compared to the same period in 2001. The decline in investment income also includes a $157,000 decrease in interest from portfolio investments, due to interest earned on notes due from BioLease, Inc. during the 2001 period, as discussed above. These amounts were offset by the reversal, as of September 30, 2001, of accrued interest of $304,000 due on the Big V subordinated notes. The slight decrease in operating expenses for the 2002 period compared to the same period in 2001 primarily resulted from the lower Investment Advisory Fee for the 2002 period, as discussed below, which was mostly offset by an increase in legal fees relating to the Retirement Fund's investment in the Big V Entities.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. The Retirement Fund's proportionate share of such fee was $534,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. The Retirement Fund's proportionate share of such annual fee is $267,000. As a result, the Investment Advisory Fee for the three months ended September 30, 2002 and 2001 was $66,750 for both periods, and the Investment Advisory Fee for the nine months ended September 30, 2002 and 2001 was $200,000 and $334,000, respectively.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000. The Retirement Fund's proportionate share of such annual fee is $178,000. As a result, the Fund Administration Fee for the three months ended September 30, 2002 and 2001 was $44,500 for both periods, and the Fund Administration Fee for the nine months ended September 30, 2002 and 2001 was $133,500 for both periods. Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, legal and custody fees. Reimbursable Administrative Expenses for the three months ended September 30, 2002 and 2001 were $45,000 and $81,000, respectively, and Reimbursable Administrative Expenses for the nine months ended September 30, 2002 and 2001 were $202,000 and $204,000, respectively.

Realized Gains and Losses from Portfolio Investments - The Retirement Fund had no realized gains or losses from portfolio investments for the three months ended September 30, 2002. For the nine months ended September 30, 2002, the Retirement Fund had a $8,751,000 realized loss from its portfolio investments resulting from the write-off of the remaining cost of its $7,764,000 investment in the Big V Entities and its $987,000 investment in FLA. Holdings, Inc. Both investments were previously carried at a value of zero, and accordingly, the realized loss was offset by the reversal of unrealized depreciation discussed below.

For the three and nine months ended September 30, 2001, the Retirement Fund had a net realized loss from its portfolio investments of $26,000. In July 2001, the Retirement Fund received net proceeds of $555,000 from the sale of its holdings of BioLease, Inc. and BioTransplant, Inc. compared to the cost basis of such holdings totaling $581,000, resulting in a realized loss of $26,000.

Changes in Unrealized Depreciation of Portfolio Investments - For the nine months ended September 30, 2002, the Retirement Fund had a $8,751,000 favorable change in unrealized depreciation of investments resulting from the reversal of unrealized depreciation in connection with the realized loss of its investments in the Big V Entities and FLA. Holdings, Inc., as discussed above.

For the nine months ended September 30, 2001, the Retirement Fund had a $7,525,000 unfavorable change in unrealized depreciation of portfolio investments, primarily resulting from a $7,763,000 downward revaluation of the Retirement Fund's investments in the Big V Entities, reducing the carrying value of this investment to $0 as of September 30, 2001. This decline was partially offset by a $206,000 upward revaluation of the $437,000 subordinated note due from BioLease, Inc., which was repaid in July 2001, as discussed above. Additionally, during the period, $32,000 of unrealized depreciation was reversed due to the sale of the Retirement Fund's investment in BioLease, Inc. and BioTransplant, Inc.

Net Assets - As of September 30, 2002, the Retirement Fund's net assets were $12,547,000 compared to $13,905,000 as of December 31, 2001. The reduced net asset value reflects the net investment loss of $1,358,000 for the nine months ended September 30, 2002. Since the Retirement Fund's remaining investments in the Big V Entities and FLA. Holdings, Inc. had been fully reserved in prior periods, the write-off of the remaining cost of these investments during the nine months ended September 30, 2002 resulted in no change to the Retirement Fund's net asset value.

As of September 30, 2001, the Retirement Fund's net assets were $14,009,000 compared to $22,053,000 as of December 31, 2000. The reduced net asset value reflects the net unrealized depreciation of $7,525,000, the net realized loss of $26,000, and the net investment loss of $493,000 for the nine months ended September 30, 2001.

The net asset value per $1,000 unit of limited partnership interest ("Unit") of the Retirement Fund as of September 30, 2002 and December 31, 2001, was $69 and $77, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of the Retirement Fund's assets.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk.
             ---------------------------------------------------------

As of September 30, 2002, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

Item 4.       Controls and Procedures.
              -----------------------

We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our chief executive officer and chief financial officer have evaluated the effectiveness of our controls and procedures within 90 days of the filing of this quarterly report on Form 10-Q. Based on their evaluation of such controls and procedures, our chief executive officer and chief financial officer believe such controls and procedures to be effective.

Additionally, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

           The following report on Form 8-K was filed during the quarterly period covered by this interim report:

           a) A report was filed on July 24, 2002 to disclose a reorganization settlement concerning the Retirement Fund's investment in the Big V Entities.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2002.



              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.


By:           Mezzanine Investments II, L.P.
              Managing General Partner


By:           ML Mezzanine II Inc.
              its General Partner


By:           /s/     Kevin K. Albert              Dated:  November 14, 2002
              ------------------------------------------------
              Kevin K. Albert
              President
              ML Mezzanine II Inc.
              (Principal Executive Officer)


By:           /s/     Curtis W. Cariddi           Dated:  November 14, 2002
              ------------------------------------------------
              Curtis W. Cariddi
              Treasurer
              ML Mezzanine II Inc.
              (Principal Financial Officer)

                  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

         I, Kevin K. Albert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's general partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                               /s/  Kevin K. Albert
                                    ----------------------
                                    Kevin K. Albert
                                    President, ML Mezzanine II Inc.
                                    Chief Executive Officer

                  Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002

         I, Curtis W. Cariddi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's general partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                            /s/ Curtis W. Cariddi
                                                ----------------------
                                                Curtis W. Cariddi
                                                Treasurer, ML Mezzanine II Inc.
                                                Chief Financial Officer