Form 10-K
period 2002-12-31
ML LEE ACQUISITION FUND RETIREMENT ACCOUNTS II L P
filed 2003-03-31
CIK 843387

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Or

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from      to
                             Commission file number 0-17382


             ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
-----------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


Delaware                                                       04-3028397
----------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

4 World Financial Center, 23rd Floor
New York, New York                                                  10080
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (800) 288-3694

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class    Name of each exchange on which registered
              -------------------    -----------------------------------------
                    None                        None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ------ -------

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]






                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated September 6, 1989 are incorporated by reference in Part I, Part II, and Part III hereof.

                                     PART I

Item 1.       Business

Formation and Current Status

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

The final extension of the term of the Retirement Fund expired on December 20, 2002. Pursuant to the Retirement Fund's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), the Retirement Fund will use a period of no more than five years to liquidate its remaining assets. As previously disclosed, the Retirement Fund expects to complete its liquidation at such time as all potential unresolved claims relating to the settlement agreement involving Big V Supermarkets, Inc. ("Big V"), a former portfolio company of the Retirement Fund, and any other claims, are resolved. See Note 5 of notes to financial statements, included in Part I, Item 8 of this Form 10-K. The General Partners currently cannot predict how the contingencies relating to such potential claims may affect the timing of the termination of the Retirement Fund or the final amount of liquidating distributions to be paid to Limited Partners (as defined below).

Each of the Funds elected to operate as a business development company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). The primary investment objective of the Funds was to provide current income and capital appreciation to its partners by investing in privately structured, friendly leveraged buyouts and other leveraged transactions. The Funds pursued this objective by investing primarily in subordinated debt and related equity securities issued in conjunction with the mezzanine financings of friendly leveraged buyout transactions, leveraged acquisitions and recapitalizations ("Mezzanine Investments"). The Funds also invested in bridge investments, as such investments facilitated the consummation of mezzanine financings. The activity of the Funds is considered to constitute the single industry segment of mezzanine financing investing.

The Funds invested substantially all of their respective net proceeds in Mezzanine Investments consisting of high-yield subordinated debt and/or preferred stock with equity participation, of middle market companies in connection with friendly leveraged acquisitions, recapitalizations and other leveraged financings. The Funds will not make any additional Mezzanine Investments.

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

The offering of Units commenced on September 6, 1989. On November 10, 1989 and December 20, 1989, the Retirement Fund held its first and second closings, respectively, at which time the Managing General Partner admitted the additional limited partners (the "Limited Partners") to the Retirement Fund, representing 177,515 Units. Capital contributions of the additional Limited Partners totaled $164,201,375, which excludes discounts allowed of $1,447,740 and net of sales commissions and financial advisory fees of $11,865,885. Additionally, the Managing General Partner contributed $500,000 and Thomas H. Lee, an Individual General Partner of the Funds, contributed $50,000 to the Retirement Fund. In connection with the offering of Units, the Retirement Fund paid sales commissions to Merrill Lynch, Pierce, Fenner and Smith Incorporated ("MLPF&S") totaling $9,492,708, exclusive of discounts of $1,158,192. In addition, the Retirement Fund paid a financial advisory fee to MLPF&S of $2,373,177, exclusive of discounts of $289,548.

As described above, the final extension of the term of the Retirement Fund has expired. In addition, the final extension of Fund II has also expired. Accordingly, the only remaining activities of the Funds include settling their affairs in the normal course of liquidation and the only remaining assets of the Funds consist of temporary investments in short-term securities. Therefore, in order to reduce costs during the liquidation period, the Funds applied for, and on March 4, 2003 received, a no-action letter (the "Letter") from the Division of Investment Management (the "Division") of the Commission relieving the Funds from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Letter indicated that the Division would not recommend enforcement action to the Commission against the Funds for not filing such reports, subject to the terms of the Letter. Pursuant to the Letter, the Funds will file their annual report on Form 10-K for the year ended December 31, 2002, including audited financial statements, but will discontinue filing Forms 10-K or 10-Q with the Commission for periods ending after December 31, 2002. However, if the Funds are not terminated within three years from the date of the Letter, the Funds will either resume filing such reports with the Commission or request additional no-action relief from the Division. In addition, pursuant to the Letter, the Funds have withdrawn their elections to be operated as business development companies pursuant to the Investment Company Act of 1940, as amended.

The Funds will continue to file current reports with the Commission on Form 8-K in the event that material developments occur during the liquidation period, including termination. In addition, the Funds will continue to deliver annual and quarterly reports to Limited Partners as required by the terms of each Fund's respective partnership agreement.

The Portfolio Investments

The Retirement Fund's portfolio investments were made on a coinvestment basis with Fund II in proportion to the total capital available for investment by the Funds. As of December 31, 2002, all portfolio investments of the Funds had been liquidated. In June, 2002, the Retirement Fund had an $8,750,000 realized loss from its portfolio investments resulting from the write-off of the $7,763,000 remaining cost of its investment in Big V and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"), and the $987,000 write-off of its investment in FLA. Holdings, Inc. Both investments were carried at a value of zero as of December 31, 2001, and accordingly, the realized loss was offset by the reversal of unrealized depreciation, resulting in no change to the net asset value of the Retirement Fund for 2002.


Competition
The Funds have completed their investment period and reinvestment program and, therefore, will no longer be competing for new investment opportunities.


Employees
The Funds have no employees. The Investment Adviser, subject to the supervision of the Managing General Partner and the Individual General Partners, is responsible for overseeing and monitoring the Funds portfolio investments. The Managing General Partner is responsible for managing the temporary investments of the Funds. The Fund Administrator is responsible for the administrative services of the Funds. The Fund Administrator is a subsidiary of Merrill Lynch & Co., the parent of MLPF&S.

Item 2.       Properties.
              ----------
The Funds do not own or lease any physical properties.

Item 3.       Legal Proceedings.
              -----------------
The Funds were not a party to any material pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------
No matter was submitted to a vote of security holders of the Funds during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
        ---------------------------------------------------------------------

There is no established trading market for the Units. The Partnership Agreement contains restrictions that are intended to prevent the development of a public market. Accordingly, accurate information as to the market value of the Units at any given date is not available. The approximate number of Unit holders as of March 17, 2003 was approximately 8,565. The Managing General Partner and Thomas
H. Lee, an Individual General Partner, also hold interests in the Retirement
Fund.

In connection with the relief granted by the Letter (as defined in Part I above), the Funds have agreed to permit transfers of Units only until April 1, 2003, subject to receipt of fully executed transfer documents on or prior to March 31, 2003 and subject to the terms of each Fund's respective partnership agreement (including, with respect to the Retirement Fund, the overall annual 5.0% limit on transfers in any tax year), except for transfers for no consideration, pursuant to the laws of descent and distribution or as otherwise required by law.

MLPF&S reports estimated values of limited partnerships and other direct investments on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S, including Units of the Funds, are provided by independent valuation services. Such estimated values are provided two times per year, based on financial and other information available to the independent services on the prior August 15 for reporting on December year-end client account statements, and on information available to the independent services on the prior March 31 for reporting on June month-end client account statements. MLPF&S clients may contact their Financial Advisor to obtain a general description of the methodology used by the independent valuation services in determining the estimated values. The estimated values provided by the independent services and the Retirement Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Retirement Fund's current net asset value upon the liquidation of assets over its remaining life.

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

Cash Distributions - No distributions were made to the partners of the Retirement Fund during the three year period ended December 31, 2002.

On February 5, 2003, the General Partners approved a cash distribution of $10,759,809. Limited Partners received $10,544,391, or $59.40 per unit of limited partnership interest ("Unit"), an Individual General Partner received $6,694 and the Managing General Partner received $208,724. The distribution was paid on March 12, 2003 to Limited Partners of record on February 5, 2003.

Item 6.       Selected Financial Data.
              -----------------------

                                                                           Years Ended December 31,
                                                   2002              2001            2000             1999           1998
                                            ----------------    -------------     -----------    -------------  --------------

Net Investment Income (loss)                $     (1,500,262)   $    (596,858)    $   885,393    $     337,251      $1,922,189

Net Realized Gain (Loss) on Sales of
   Investments                                    (8,750,745)         (25,874)         19,054       (3,468,662)     (9,869,500)

Net Change in Unrealized Appreciation
   of Investments                                  8,750,745       (7,525,114)         30,703       10,881,662      17,438,728

Cash Distributions to Partners                             -                -               -        8,325,079      20,876,516

Net Assets                                        12,405,668       13,905,930      22,053,778       21,118,625      21,693,451

Cost of Mezzanine Investments                              -        8,750,745       9,189,522       10,656,462      28,049,200

Total Assets                                      12,499,244       14,104,736      22,213,889       21,277,376      21,798,979

PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Investment Income                                      $ 1.31           $ 2.26         $ 9.71          $ 6.40       $  16.66

Expenses                                                 9.73             5.61           5.21            4.94           7.58

Net Investment (Loss) Income                            (8.42)           (3.35)          4.50            1.46           9.08

Net Realized Gain (Loss) from Investments              (49.14)           (0.15)          0.11          (19.65)        (63.45)

Net Change in Unrealized Appreciation
   of Investments                                       49.14           (42.26)          0.17           61.11          98.00

Cash Distributions                                         -                -               -           43.98         107.11

Cumulative Cash Distributions                        1,476.31         1,476.31       1,476.31        1,476.31       1,432.33

Net Asset Value                                         68.49            76.91         122.67          117.89         118.96

See cash distributions schedule for additional information.

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.
              ----------------------------------------------------------------

Liquidity and Capital Resources

As of December 31, 2002, ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") held $143,000 in an interest-bearing cash account and $12,347,000 in temporary investments consisting of short-term discounted commercial paper and U.S. Treasury Bills with maturities of less than 90 days. For the years ended December 31, 2002, 2001 and 2000, the Retirement Fund earned interest from such investments totaling $234,000, $549,000 and $757,000, respectively. Interest earned in future periods is subject to fluctuations in short-term interest rates and changes in amounts available for investment in such securities. Funds needed to cover future operating expenses of the Retirement Fund and contingent obligations, if any, as discussed below, will be obtained from these existing cash reserves and interest on such reserves. The Retirement Fund, together with ML-Lee Acquisition Fund II, L.P., are referred to herein as the "Funds".

The final extension of the term of the Retirement Fund expired on December 20, 2002. Pursuant to the Retirement Fund's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), the Retirement Fund will use a period of no more than five years to liquidate its remaining assets.

As more fully described in Note 5 of notes to financial statements, included in
Part I, Item 8 of this Form 10-K, the bankruptcy court has confirmed a plan of reorganization for Big V Supermarkets, Inc. ("Big V") and Big V Holdings Corp. ("BVH", Big V's parent company and defined herein with Big V and certain other related entities as the "Big V Entities"). In connection therewith, in July 2002, the Retirement Fund contributed $731,000 to fund its portion of certain payments due under the plan in exchange for broad releases of certain claims, and to provide funds for use by or on behalf of the Settling Parties (as described in Note 5 of notes to financial statements) jointly to address claims not resolved by the plan. Additionally, as part of the settlement, the subordinated debt and the equity of Big V held by the Retirement Fund was cancelled.

With all of its portfolio investments now liquidated, it is expected that the Retirement Fund will complete its liquidation at such time as all potential unresolved claims relating to Big V are resolved to the satisfaction of the Retirement Fund and the other Settling Parties to the plan. At this time (and subject to the description contained in Note 5 of notes to financial statements), the Retirement Fund cannot estimate the likelihood of any claims being asserted, or the magnitude or merits of any such claims. The Retirement Fund and the other Settling Parties will continue to monitor in good faith the appropriate amount of assets that each holds to provide for any such unresolved claims. In addition, the General Partners currently cannot predict how these contingencies may affect the timing of the termination of the Retirement Fund, or the final amount of liquidating distributions to be paid to Limited Partners.

At a meeting of the General Partners of the Retirement Fund held on February 5, 2003, the General Partners approved a cash distribution of $10,759,809. Limited Partners received $10,544,391, or $59.40 per unit of limited partnership interest ("Unit"), an Individual General Partner received $6,694 and the Managing General Partner received $208,724. The distribution was paid on March 12, 2003 to Limited Partners of record on February 5, 2003.

By further action taken at the meeting held on February 5, 2003, the General Partners of the Funds, the Investment Adviser and the Fund Administrator authorized certain measures to reduce costs while the Funds are liquidating their remaining assets. In this regard, the Investment Adviser, the Fund Administrator and the Independent General Partners have agreed, as of January 1, 2003, to reduce by 50% the respective fees paid to them by the Funds. Accordingly, beginning on January 1, 2003, the aggregate annual Investment Advisory Fee to be paid by the Funds will be reduced to $300,000, the aggregate annual Fund Administration Fee to be paid by the Funds will be reduced to $200,000, and the aggregate annual Independent General Partner fees to be paid by the Funds will be reduced to $20,000 for each Independent General Partner. The Retirement Fund's proportionate share of such aggregate annual fees will be $133,500 for the Investment Advisory Fee, $89,000 for the Fund Administration Fee and $8,900 for fees paid to each of the Independent General Partners.

Results of Operations

Net Investment Income or Loss - For the year ended December 31, 2002, the Retirement Fund had a net investment loss of $1,500,000 as compared to net investment loss of $597,000 and net investment income of $885,000 for the years ended December 31, 2001 and 2000, respectively.

The unfavorable change in net investment loss for the year ended 2002 compared to 2001 resulted from the $731,000 litigation settlement relating to the Retirement Fund's investment in Big V, as discussed above, a $168,000 decrease in investment income and a $4,000 increase in operating expenses. The unfavorable change in investment income includes a $315,000 decrease in interest from temporary investments, which primarily resulted from a decline in short-term interest rates for the year ended 2002 compared to 2001. The decline in investment income also includes a $157,000 decrease in interest from portfolio investments, due to interest earned on notes due from BioLease, Inc. during 2001, as discussed below. These amounts were offset by the reversal in 2001 of accrued interest of $304,000 due on the Big V subordinated notes. The slight increase in operating expenses for the year ended 2002 compared to 2001 primarily resulted from the lower Investment Advisory Fee for the year ended 2002, as discussed below, which was offset by an increase in legal fees relating to the Retirement Fund's investment in the Big V Entities and increases to mailing and printing fees.

The unfavorable change in net investment income for the year ended 2001 as compared to 2000 resulted from a $1,509,000 decrease in investment income partially offset by a $27,000 decrease in operating expenses. The decline in investment income includes a $1,301,000 decrease in interest from portfolio investments and a $208,000 decrease in interest from temporary investments. The decrease in interest from temporary investments primarily resulted from a reduction in short-term interest rates during 2001 compared to 2000. The decrease in interest income from portfolio investments primarily resulted from the suspension of interest accruals on the $5,570,000 subordinated note due from Big V as of January 1, 2001, and the reversal in 2001 of $304,000 of accrued interest due on the Big V subordinated note, as discussed above. Also, a one-time adjustment of $120,000 to correct a prior period understatement of interest from portfolio investments was included in the 2000 period. These declines in interest from portfolio investments were partially offset by $124,000 of deferred interest on the subordinated note due from BioLease, Inc., which was recorded during the second quarter of 2001 as a payment in-kind note. The note was paid in full in July 2001 as part of the sale of the Retirement Fund's holdings of BioLease, Inc. and BioTransplant, Inc., as discussed below. The decrease in operating expenses for the year ended 2001 compared to 2000 primarily resulted from the 50% reduction in the Investment Advisory Fee, as discussed below partially offset by increases in legal fees relating to the Retirement Fund's investments in the Big V Entities.

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. The Retirement Fund's proportionate share of such fee was $534,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. The Retirement Fund's proportionate share of such annual fee was $267,000. As a result, the Investment Advisory Fee for the years ended December 31, 2002, 2001 and 2000 was $267,000, $401,000, and $534,000,
respectively.

As compensation for its services to the Funds, the Fund Administrator received an annual fee of $400,000 through December 31, 2002. The Retirement Fund's proportionate share of such annual fee was $178,000. As a result, the Fund Administration Fee for each of the years ended December 31, 2002, 2001 and 2000 was $178,000.

The Fund Administrator also is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, general non-investment related legal fees and custody fees. Reimbursable Administrative Expenses for the years ended December 31, 2002, 2001 and 2000 were $281,000, $200,000 and $210,000, respectively.

As discussed above, the Investment Adviser and the Fund Administrator have agreed, as of January 1, 2003, to reduce by 50% the respective fees paid to them by the Funds. Accordingly, beginning on January 1, 2003, the aggregate annual Investment Advisory Fee and Fund Administration Fee to be paid by the Funds will be reduced to $300,000 and $200,000, respectively. The Retirement Fund's proportionate share of such aggregate annual fees will be $133,500 for the Investment Advisory Fee and $89,000 for the Fund Administration Fee.


Realized Gains and Losses from Portfolio Investments - For the year ended December 31, 2002, the Retirement Fund had a $8,750,000 realized loss from its portfolio investments resulting from the write-off of the remaining cost of its $7,763,000 investment in the Big V Entities and its $987,000 investment in FLA. Holdings, Inc. Both investments were previously carried at a value of zero, and the realized loss was accordingly offset by the reversal of unrealized depreciation, as discussed below.

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

Change in Unrealized Depreciation of Portfolio Investments - For the year ended December 31, 2002, the Retirement Fund had a $8,750,000 favorable change in unrealized depreciation of investments resulting from the reversal of unrealized depreciation in connection with the write-off of its investments in the Big V Entities and FLA. Holdings, Inc.

For the year ended December 31, 2001, the Retirement Fund had a $7,525,000 unfavorable change in unrealized depreciation of portfolio investments, primarily resulting from a $7,763,000 downward revaluation of the Retirement Fund's investments in the Big V Entities, which reduced the carrying value of this investment to zero. This decline was partially offset by a $206,000 upward revaluation of the $437,000 subordinated note due from BioLease, Inc., which was repaid in July 2001. Additionally, during 2001, $32,000 of unrealized depreciation was reversed due to the sale of the Retirement Fund's investment in BioLease, Inc. and BioTransplant, Inc.

For the year ended December 31, 2000, the Retirement Fund had a $31,000 favorable change in unrealized depreciation of portfolio investments, resulting from the reversal of unrealized depreciation relating to the $76,000 partial repayment of the subordinated note due from BioLease, Inc.

Net Assets - As of December 31, 2002, the Retirement Fund's net assets were $12,405,000 compared to $13,905,000 as of December 31, 2001. The reduced net asset value reflects the net investment loss of $1,500,000 for the year ended December 31, 2002. Since the Retirement Fund's remaining investments in the Big V Entities and FLA. Holdings, Inc. had been fully reserved in prior periods, the write-off of the remaining cost of these investments resulted in no change to the Retirement Fund's net asset value for 2002.

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

The net asset value per $1,000 unit of limited partnership interest ("Unit") of the Retirement Fund as of December 31, 2002, 2001 and 2000, was $68, $77 and $123, respectively. The computed net asset value does not represent the current market value of a Unit, and limited partners may not be able to realize this value upon a sale of their Units or ultimate liquidation of the Retirement Fund's assets.

Cash Distributions - No cash distributions were paid to partners during 2002, 2001 or 2000. Cumulative cash distributions paid to partners from inception of the Retirement Fund through December 31, 2002 are shown below:

                                                               Managing       Individual                             Per
                                                               General          General          Limited            $1,000
                                                               Partner          Partner          Partners            Unit
                                                          ---------------   -------------    ---------------    --------------

Cumulative totals as of December 31, 2002                 $    31,509,830     $   80,958     $   261,910,126    $   1,476.31
                                                          ===============     ==========     ===============    ============

On February 5, 2003, the General Partners approved a cash distribution to partners of $10,759,809. Limited Partners received $10,544,391, or $59.40 per unit of limited partnership interest ("Unit"), an Individual General Partner received $6,694 and the Managing General Partner received $208,724. The distribution was paid on March 12, 2003 to Limited Partners of record on February 5, 2003.

Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-K, the Retirement Fund may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, the Retirement Fund notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the impact of current ongoing litigation as it relates to the Retirement Fund, and the other risks and uncertainties detailed in this Form 10-K. The Retirement Fund undertakes no responsibility to update publicly or revise any forward looking statements.

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 2002, the Retirement Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. However, a significant increase or decrease in interest rates is not expected to have a material effect on the Retirement Fund's financial position.

Item 8.       Financial Statements and Supplemental Data

              ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
                                      INDEX

Report of Independent Accountants

Statements of Assets, Liabilities and Partners' Capital as of December 31, 2002 and December 31, 2001

Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Statements of Changes in Partners' Capital for the Years Ended December 31, 2002, 2001 and 2000

Schedule of Investments as of December 31, 2002 and 2001

Notes to Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

To the General and Limited Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.

In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedules of investments, and the related statements of operations, of cash flows and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Fund") at December 31, 2002 and December 31, 2001, and the results of its operations, its cash flows and the changes in its partners' capital for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2002 and December 31, 2001 by correspondence with the custodian, provide a reasonable basis for our opinion.

As discussed in Note 1, the final extension of the term of the Fund expired on December 20, 2002. Pursuant to the amended and restated agreement of Limited Partnership, the Fund will use a period of no more than five years to liquidate its remaining assets.


PricewaterhouseCoopers LLP

New York, New York
March 27, 2003

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
As of December 31, 2002 and 2001
(dollars in thousands)

                                                                                            2002                   2001
                                                                                     ------------------     ------------------
Assets

Investments:
     Portfolio investments at fair value (cost $0 as of
         December 31, 2002 and $8,750 as of December 31, 2001)                          $          -            $           -
     Temporary investments at amortized cost                                                  12,347                   13,849
Cash - interest bearing                                                                          143                      246
Accrued interest receivable                                                                        4                        -
Prepaid expenses                                                                                   5                       10
                                                                                        ------------            -------------

Total Assets                                                                            $     12,499            $      14,105
                                                                                        ============            =============

Liabilities and Partners' Capital

Liabilities:

Reimbursable administrative expenses payable                                            $         91            $         130
Accounts payable and accrued expenses                                                              -                       56
Accrued Independent General Partners' fees and expenses                                            3                       14
                                                                                        ------------            -------------
     Total Liabilities                                                                            94                      200
                                                                                        ------------            -------------

Partners' Capital:
Individual General Partner                                                                         8                        8
Managing General Partner                                                                         240                      245
Limited Partners (177,515 Units)                                                              12,157                   13,652
                                                                                        ------------            -------------
     Total Partners' Capital                                                                  12,405                   13,905
                                                                                        ------------            -------------

Total Liabilities and Partners' Capital                                                 $     12,499            $      14,105
                                                                                        ============            =============

See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000
(dollars in thousands)



                                                                                    2002            2001              2000
                                                                                  -----------    -----------    -----------
Investment Income and Expenses

Investment Income:
   Interest from portfolio investments                                            $         -    $       157    $     1,154
   Reversal of accrued interest from portfolio investment                                   -           (304)             -
   Interest from temporary investments                                                    234            549            757
                                                                                  -----------    -----------    -----------
   Total investment income                                                                234            402          1,911
                                                                                  -----------    -----------    -----------

Expenses:
   Investment advisory fee                                                                267            401            534
   Fund administration fee                                                                178            178            178
   Reimbursable administrative expenses                                                   281            200            210
   Independent General Partners' fees and expenses                                        131             80             74
   Legal fees                                                                             139            135             25
   Insurance expense                                                                        7              5              5
   Litigation settlement                                                                  731              -              -
                                                                                  -----------    -----------    -----------
   Total expenses                                                                       1,734            999          1,026
                                                                                  -----------    -----------    -----------

Net Investment (Loss) Income                                                           (1,500)          (597)           885
                                                                                  -----------    -----------    -----------

Net Realized and Unrealized (Loss) Gain
     From Investments

Net realized (loss) gain from investments                                              (8,750)           (26)            19
Change in unrealized depreciation of investments                                        8,750         (7,525)            31
                                                                                  -----------    -----------    -----------

Net realized and unrealized (loss) gain from investments                                    -         (7,551)            50
                                                                                  -----------    -----------    -----------

Net (Decrease) Increase in Net Assets Resulting
   From Operations                                                                     (1,500)        (8,148)           935

Less: Earned MGP Distributions                                                              -              -            (91)
                                                                                  -----------    -----------    -----------

Net (Decrease) Increase in Net Assets
   Available for Pro-Rata Distribution to Partners                                $    (1,500)   $    (8,148)   $       844
                                                                                  ===========    ===========    ===========

See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
 (dollars in thousands)

                                                                                          2002           2001         2000
                                                                                      -----------    -----------   -----------
Cash Flows From Operating Activities:
   Interest income                                                                  $       234      $     647      $    1,605
   Litigation settlement                                                                   (731)             -               -
   Investment advisory fee                                                                 (267)          (401)           (534)
   Fund administration fee                                                                 (178)          (178)           (178)
   Independent General Partners' fees and expenses                                         (142)           (80)            (66)
   Reimbursable administrative expenses                                                    (320)          (191)           (213)
   Legal fees                                                                              (195)          (103)            (49)
   Insurance expense                                                                         (2)             -               -
   Net redemption (purchase) of temporary investments                                     1,498           (156)         (1,961)
   Proceeds from dispositions and repayments of
     portfolio investments                                                                    -            555           1,517
                                                                                    -----------      ---------     -----------

Net cash (used in) provided by operating activities                                        (103)            93             121

Cash at Beginning of Year                                                                   246            153              32
                                                                                    -----------      ---------     -----------

Cash at End of Year                                                                 $       143      $     246    $        153
                                                                                    ===========      =========    ============
Reconciliation of net investment (loss) income to net cash (used in) provided by operating activities:

   Net investment (loss) income                                                     $    (1,500)     $    (597)   $         885
                                                                                    -----------      ---------    -------------
Adjustments to reconcile net investment (loss) income to net cash (used in)
   provided by operating activities:

Reversal of accrued interest from portfolio investments                             $         -      $     304    $           -

Amortization of commitment fee income                                                         -             (2)              -
Decrease (increase) in investments at cost                                               10,252            301            (490)
(Increase) decrease in accrued interest receivable                                           (4)            67            (306)
Decrease (increase) in prepaid expenses                                                       5              5             (11)
(Decrease) increase in accounts payable and accrued expenses                                (56)            32              19
(Decrease) increase in reimbursable administrative
   expenses payable                                                                         (39)             9              (3)
(Decrease) increase in accrued Independent General Partners'
   fees and expenses                                                                        (11)             -               8
Net realized (loss) gain from portfolio investments                                      (8,750)           (26)             19
                                                                                    -----------      ---------     -----------
Total adjustments                                                                         1,397            690            (764)
                                                                                    -----------      ---------     -----------

Net cash (used in) provided by operating activities                                 $      (103)     $      93     $       121
                                                                                    ===========      =========     ===========


See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2002, 2001 and 2000
 (dollars in thousands)


                                                                Individual        Managing
                                                                  General          General        Limited
                                                                  Partner          Partner       Partners            Total
                                                              -------------     -------------  -------------    --------------

Balance as of December 31, 1999                                $     11         $      181     $     20,926       $     21,118

Net investment income                                                 -  (a)            87              798                885

Net realized gain from investments                                    -  (a)                 - (a)        19                19

Change in unrealized depreciation of investments                      -  (a)                 - (a)        31                31

                                                               --------         --------------    ----------      -------------

Balance as of December 31, 2000                                      11                268           21,774             22,053

Net investment loss                                                   -  (a)            (2)            (595)              (597)

Net realized loss from investments                                    -  (a)                 - (a)      (26)               (26)

Change in unrealized depreciation of investments                     (3)               (21)          (7,501)            (7,525)
                                                               --------         ----------     ------------       ------------

Balance as of December 31, 2001                                       8                245           13,652             13,905

Net investment loss                                                   -  (a)            (5)          (1,495)            (1,500)

Net realized loss from investments                                   (2)               (25)          (8,723)            (8,750)

Change in unrealized depreciation of investments                      2                 25            8,723              8,750
                                                               --------         ----------     ------------       ------------

Balance as of December 31, 2002                                $      8         $      240     $     12,157(b)    $     12,405
                                                               ========         ==========     ============       ============

(a)  Allocated amounts are less than $1,000.
(b) The net asset value per $1,000 unit of limited partnership interest ("Unit") was $68, $77 and $123 as of December 31, 2002, 2001 and 2000,
     respectively. As of December 31, 2002, 2001 and 2000 cumulative cash distributions paid to limited partners from inception totaled $1,476 per unit.


See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
SCHEDULE OF INVESTMENTS
As of December 31, 2002
(dollars in thousands)

PORTFOLIO INVESTMENTS:
                                                                             Initial
                                                                           Investment
                                                                              Date                 Cost              Fair Value


Total Portfolio Investments (a)                                                                   $        -        $         -
                                                                                                  ==========        ===========




TEMPORARY INVESTMENTS:

                                                           Maturity          Original          Amortized           Amortized
Issuer                                          Yield        Date              Cost            Discount              Cost
-----------------------------------------------------------------------------------------------------------------------------

American General Corp.                         1.52%        1/06/03         $    11,968          $      29         $    11,997
U.S. Treasury Bill                             1.12%        1/16/03                 350                  -  (b)            350
                                                                            -----------          ---------         -----------

Total Temporary Investments                                                 $    12,318          $      29        $      12,347
                                                                            ===========          =========        =============


(a)  In June 2002, the  Retirement  Fund wrote-off its remaining  investment in Big V  Supermarkets,  Inc. and FLA.
     Orthopedics,  Inc.,  realizing  a loss of $7,763  and  $987,  respectively.  See Note 5 of notes to  financial statements.

(b)      Amortized discount of such security is less than $1,000.

See notes to financial statements.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
SCHEDULE OF INVESTMENTS
As of December 31, 2001
(dollars in thousands)

PORTFOLIO INVESTMENTS:
                                                                             Initial
                                                                           Investment
                                                                              Date                    Cost           Fair Value
Managed Companies:

Big V Supermarkets, Inc.                                                  Dec. 1990
Senior Subordinated Note 14.14% due 3/15/01                                                       $    5,570        $        -
62,667 shares of common stock of Big V Holding Corp.                                                   2,193                 -
                                                                                                  ----------       -----------
Total investment in Managed Companies                                                                  7,763                 -
                                                                                                  ----------       -----------

Non-Managed Companies:

FLA. Orthopedics, Inc.                                                    Aug. 1993
12,634 shares of Series B preferred stock of FLA. Holdings, Inc.                                         987                 -
Warrants to purchase 2,493 common shares of FLA. Holdings, Inc.                                            -                 -
                                                                                                  ----------       -----------

Total investment in Non-Managed Companies                                                                987                 -
                                                                                                  ----------       -----------

Total Portfolio Investments                                                                       $    8,750       $         -
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

The final extension of the term of the Retirement Fund expired on December 20, 2002. Pursuant to the Retirement Fund's amended and restated agreement of limited partnership, as amended (the "Partnership Agreement"), the Retirement Fund will use a period of no more than five years to liquidate its remaining assets. As previously disclosed, the Retirement Fund expects to complete its liquidation at such time as all potential unresolved claims relating to the settlement agreement involving Big V Supermarkets, Inc. ("Big V"), a former portfolio company of the Retirement Fund, and any other claims, are resolved. See Note 5. The General Partners currently cannot predict how the contingencies relating to such potential claims may affect the timing of the termination of the Retirement Fund or the final amount of liquidating distributions to be paid to Limited Partners.

2.       Significant Accounting Policies

Valuation of Investments - As of December 31, 2002, the Retirement Fund had no investments other than temporary investments with short-term maturities of less than 90 days. Such temporary investments are carried at amortized cost, which approximates market value.

The fair value of publicly listed portfolio securities for which market quotations were readily available, were valued using the public market price as of the last day of the valuation period. The fair value of publicly listed portfolio securities for which market quotations were not readily available, including securities restricted as to resale for which a corresponding publicly traded class exists, were valued in good faith by the Investment Adviser after approval by the Managing General Partner and approval of the Individual General Partners. Privately held portfolio securities generally were valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such privately held investments generally were revalued if there was an objective basis for doing so at a different price. Portfolio investments were written down in value if the Investment Adviser and the General Partners believed adverse credit developments of a significant nature required a write-down of such securities.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

Portfolio investments were written up in value only if there had been an arms length third party transaction to support the increased valuation.


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

4.       Related Party Transactions

The Investment Adviser is responsible for the identification, management and liquidation of the portfolio investments of the Funds. As compensation for services rendered to the Funds, the Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. The Retirement Fund's proportionate share of such annual fee was $534,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. The Retirement Fund's proportionate share of such annual fee is $267,000. The Investment Advisor has agreed to further reduce

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

the Investment Advisory Fee by an additional 50% beginning on January 1, 2003. See Note 6. The Investment Advisory Fee is paid quarterly in advance.

As compensation for its services to the Funds, the Fund Administrator receives an annual fee of $400,000, payable quarterly in advance. The Retirement Fund's proportionate share of such annual fee is $178,000. The Fund Administrator has agreed to reduce the Fund Administration Fee by 50% beginning on January 1, 2003. See Note 6.

Additionally, the Fund Administrator is entitled to reimbursement of 100% of the operating expenses paid by the Fund Administrator on behalf of the Funds ("Reimbursable Administrative Expenses"). Reimbursable Administrative Expenses primarily consist of printing and mailing, audit, tax preparation, general non-investment related legal fees and custody fees.

As provided by the Retirement Fund's Partnership Agreement, the Managing General Partner of the Retirement Fund is entitled to receive an incentive distribution after Limited Partners have received a Priority Return (as defined in the Partnership Agreement) of 10% per annum ("MGP Distributions"). Of the MGP Distributions, the Investment Adviser is entitled to receive 95% and ML Mezzanine II Inc. is entitled to receive 5%. The Managing General Partner received no MGP distributions during the years ended December 31, 2002, 2001 and 2000.

As compensation for their services to the Funds, each of the Independent General Partners received through December 31, 2002, a combined annual fee of $40,000 and $1,000 for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for out-of-pocket costs incurred in connections with such meetings. The Retirement Fund's proportionate share of the annual fee and meeting fee paid to each of the Independent General Partners through December 31, 2002 was $17,800 and $445, respectively. The Independent General Partners agreed to reduce the annual fee paid by the Funds to each Independent General Partner to $20,000 beginning on January 1, 2003. See Note 6.

5.       Big V Supermarkets, Inc.

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

The Plan also provided for the resolution of various potential claims against the Retirement Fund, Fund II, Thomas H. Lee Equity Partners, L.P. and others (collectively, the "Settling Parties").


Specifically, under the Plan, (i) the Retirement Fund and Fund II received nothing on account of the subordinated debt and equity held in Big V; (ii) the equity in Big V held by the Retirement Fund, Fund II and Thomas H. Lee Equity Partners, L.P. was cancelled; (iii) certain payments were made jointly by and on behalf of the Retirement Fund, Fund II and Thomas H. Lee Equity Partners, L.P. and (iv) in exchange for these payments, the Retirement Fund and the other Settling Parties received broad releases of claims relating to or arising from their investment in Big V. Specifically, the releases cover all claims

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

that could be asserted by or on behalf of Big V, all claims that could be asserted by or on behalf of Wakefern (including claims related to the Side Letters, as defined and discussed in previous filings), and also all claims that could be asserted by any creditor or party in interest that either voted in favor of the Plan or signed a lock-up letter supporting the Plan.

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

As indicated in Note 6, the Retirement Fund made a cash distribution to its partners totaling $10,759,809 on March 12, 2003. However, until such time as such potential claims are resolved, or the Retirement Fund, in consultation with the other Settling Parties, determines that it has sufficient assets remaining to satisfy its actual or potential obligations relating to such unresolved claims, the Retirement Fund does not anticipate making any further distributions to its partners. The Retirement Fund and the other Settling Parties will continue to monitor in good faith the appropriate amount of assets that each holds to provide for any such unresolved claims.

As with the claims that are released under the Plan, the Retirement Fund believes that any potential unresolved claims are without merit and that the Retirement Fund has defenses to any liability from such

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

claims. As discussed above, the Retirement Fund wrote-off the remaining cost of its investment in the Big V Entities as of June 30, 2002, realizing a loss of $7,764,000.

6.       Subsequent Events

Cash Distribution - At a meeting of the General Partners of the Retirement Fund held on February 5, 2003, the General Partners approved a cash distribution of $10,759,809. Limited Partners received $10,544,391, or $59.40 per unit of limited partnership interest ("Unit"), an Individual General Partner received $6,694 and the Managing General Partner received $208,724. The distribution was paid on March 12, 2003 to Limited Partners of record on February 5, 2003. Because the Retirement Fund is in dissolution, pursuant to the Partnership Agreement, such distribution was made, and all future distributions will be made, to partners in proportion to their respective positive capital account balances.

Reduction of Fees - By further action taken at the meeting held on February 5, 2003, the General Partners of the Funds, the Investment Adviser and the Fund Administrator authorized certain measures to reduce costs while the Funds are liquidating their remaining assets (Fund II's term ended on January 5, 2003). In this regard, the Investment Adviser, the Fund Administrator and the Independent General Partners have agreed, as of January 1, 2003, to reduce by 50% the respective fees paid to them by the Funds. Accordingly, beginning on January 1, 2003, the aggregate annual Investment Advisory Fee to be paid by the Funds will be reduced to $300,000, the aggregate annual Fund Administration Fee to be paid by the Funds will be reduced to $200,000, and the aggregate annual Independent General Partner fees to be paid by the Funds will be reduced to $20,000 for each Independent General Partner. The Retirement Fund's proportionate share of such aggregate annual fees will be $133,500 for the Investment Advisory Fee, $89,000 for the Fund Administration Fee and $8,900 for fees paid to each of the Independent General Partners.

7.       Financial Highlights

The following performance ratios for the years ended December 31, 2002 and 2001 are presented for the Limited Partners as a single class, taken as a whole. The actual ratios of each individual investor may vary and are dependent upon the specific allocations of income and expense to such investor and the timing of capital transactions for such investor.

The net investment loss ratio and the expense ratio are computed using the weighted average net assets of the Limited Partners during the period. The weighted average net assets calculation reflects a measure of net assets after each capital contribution, distribution or other significant change in net assets and at the end of each quarterly accounting period.

                                                                              2002                  2001
                                                                           -----------           -----------

                  Net investment loss ratio                                  (11.54%)              (3.12%)
                                                                           =========             ========

                  Expense ratio                                               13.34%                5.23%
                                                                           =========             ========

                  Total return ratio                                         (10.96%)             (37.30%)
                                                                           =========             ========



ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.
NOTES TO FINANCIAL STATEMENTS, continued

7.       Financial Highlights, continued

The allocation of profit and loss and net asset value per unit of limited partnership interest for the years ended December 31, 2002 and 2001 is summarized below:

                  Net asset value as of December 31, 2000              $     122.67

                  Net investment loss                                         (3.35)

                  Net realized loss from investments                          (0.15)

                  Net change in unrealized appreciation                      (47.26)
                                                                       ------------

                  Net asset value as of December 31, 2001                     76.91

                  Net investment loss                                         (8.42)

                  Net realized loss from investments                         (49.14)

                  Net change in unrealized appreciation                       49.14
                                                                       ------------

                  Net asset value as of December 31, 2002              $      68.49
                                                                       ============



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           ------------------------------------------------------------------

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The General Partners of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Retirement Fund") consist of the four Individual General Partners and the Managing General Partner. The five General Partners are responsible for the management and administration of the Retirement Fund and ML-Lee Acquisition Fund II, L.P. (the "Fund II" and together with the Retirement Fund referred to herein as the "Funds"). As required by the Investment Company Act of 1940 (the "1940 Act"), a majority of the General Partners are individuals who are not "interested persons" of the Funds as defined in the 1940 Act.

Individual General Partners

The Individual General Partners provide overall guidance and supervision with respect to the operations of the Funds and perform the various duties imposed on the directors of business development companies by the 1940 Act. The Individual General Partners supervise the Managing General Partner and must, with respect to any Mezzanine Investment transactions, either certify that the transaction meets the investment guidelines of the Funds or specifically approve the transaction as a non-Guideline Investment or Bridge Investment. The Funds investment and reinvestment period expired in December 1993 and the only investments now permitted are follow-on investments in existing portfolio companies. In addition, if a portfolio company's performance is in default of a material provision of a lending agreement or has a ratio of operating cash flow to current cash fixed charges for its four most recent fiscal quarters of less than or equal to 1.1 to 1, the Independent General Partners are required to approve any changes in the terms of or sale of such portfolio company. The Independent General Partners receive an annual fee and meeting fees as described in Note 4 of notes to financial statements.

Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee have served as the individual general partners (the "Individual General Partners") of the Funds since 1989. Each Individual General Partner shall hold office until his removal or withdrawal.

Mr. Alden, 79, Independent General Partner of the Funds, Director of Sonesta International Hotels Corporation, Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science.

Mr. Bower, 64, Independent General Partner of the Funds, Donald Kirk David Professor of Business Administration, Harvard Business School faculty member since 1963, Director of Anika Therapeutics, Inc., Brown Shoe Co., Loews Corporation, New America High Income Fund, Sonesta International Hotels Corporation and, The TH Lee Putnam EOP. Also, Trustee of the DeCordova & Dana Museum and Sculpture Park and the New England Conservatory of Music.

Mr. Feldberg, 78, Independent General Partner of the Funds, Chairman of the Board of Storm Eye Institute at Medical University of South Carolina, former Director of TJX Companies, Inc. and Waban Inc., Trustee - Emeritus of Brandeis University and Honorary Trustee of Beth Israel Deaconess Medical Center.

Mr. Lee, 59, Individual General Partner of the Funds, Chairman of the Administrative General Partner of the Investment Adviser to the Funds since 1989, Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989, Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996, Chairman of the General Partner of Thomas H. Lee Equity Fund IV, L.P. since 1998 and Chairman of the General Partner of Thomas H. Lee Equity Fund V, L.P. since 2000. Founder of the Thomas
H. Lee Company (the "Lee Company") and its President from 1974 to 1999; Chairman of the General Partner of Thomas H. Lee Partners, L.P. since 1999. Director of Finlay Enterprises Inc., Metris Companies, Inc., Vertis Holdings, Inc., Miller Import Corporation, Wyndham International, Inc., The Smith and Wollensky Restaurant Group, Inc., and Vail Resorts, Inc. Mr. Lee also serves in a trustee or other capacity for numerous civic and charitable organizations.

The Investment Adviser

The Investment Adviser, pursuant to an investment advisory agreement among the Investment Adviser, the Lee Company and the Retirement Fund dated November 10, 1989, is responsible for the identification, management and liquidation of the portfolio investments of the Funds. The Investment Adviser has received an Investment Advisory Fee for such services as discussed in Note 4 to the notes to Financial Statements.

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

Mr. Shepherd, 73, is Chairman of TSG Equity Partners, LLC. Mr. Shepherd is also currently a director of CCI, Inc., Community Resource Systems, Inc., 4R Systems, Inc., First Point Energy Corp., Rayovac Corporation and Vermont Teddy Bear Co.

Mr. Harkins, 62, has been affiliated with Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company since it's founding in 1974 and currently serves as President of Thomas H. Lee Partners, L.P. In addition, he has over 30 years experience in the investment and venture capital industry with the John Hancock Mutual Life Insurance Company, where he began his career, as well as with TA Associates and Massachusetts Capital Corporation. Mr. Harkins also serves as President and Trustee of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., Managing Director of Thomas H. Lee Advisors, LLC, TH Lee, Putnam Capital Advisors, LLC and Thomas H. Lee Management Company, LLC, President of THL Fund IV Bridge Corp. and THL Investment Management Corp., and Vice President of THL Equity Holdings III, Inc. Mr. Harkins also founded National Dentex Corporation and currently serves as Chairman of the Board. He is also currently a director of Conseco Inc., Cott Corporation, Fisher Scientific International, Inc., Metris Companies Inc., Stanley Furniture Company, Inc. and Syratech Corporation. Mr. Harkins received a B.S. from the United States Military Academy.

Mr. Boll, 47, has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986 and currently serves as a Managing Director. From 1984 through 1986, Mr. Boll was with The Boston Consulting Group. From 1977 through 1982, he served as an Assistant Vice President of the Energy and Minerals Division of Chemical Bank. Mr. Boll is also Vice President and Trustee of THL Equity Trust III, the General Partner of THL Equity Advisors III, L.P., which is the General Partner of Thomas H. Lee Equity Fund III, L.P. and Vice President and Trustee of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Boll is a director of Cott Corporation, TransWestern Holdings, L.P., Metris Companies Inc. and United Industries Corporation. Mr. Boll received a B.A. in Economics from Middlebury College and an M.B.A. from the Stanford Graduate School of Business.

Mr. Schoen, 44, has been employed by Thomas H. Lee Partners, L.P. and its predecessor, Thomas H. Lee Company, since 1986 and currently serves as a Managing Director. In addition, Mr. Schoen is a Vice President of Thomas H. Lee Advisors, LLC and Thomas H. Lee Advisors II, L.P. Mr. Schoen is also a Trustee of THL Equity Trust III, the general partner of THL Equity Advisors III, L.P., which is the general partner of Thomas H. Lee Equity Fund III, L.P. and Vice President of T.H. Lee Mezzanine II, the Administrative General Partner of Thomas
H. Lee Advisors II, L.P., which is the sole limited partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. Mr. Schoen is also Managing Director of the Thomas H. Lee Management Co. and, through his position as Managing Director of Thomas H. Lee Partners, L.P., of the Thomas H. Lee Equity Fund V and Thomas H. Lee Equity Fund IV. Mr. Schoen is also a director of ARC Holdings, LLC, Axis Capital Holdings Limited, Syratech Corporation, TransWestern Holdings, L.P., United Industries Corporation and Wyndham International Inc. Prior to joining Thomas H. Lee Partners, L.P., Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. He is a member of the New York Bar.

Mr. Pesce, 54, has been Senior Vice President of Finance, Chief Financial Officer and Treasurer of Thomas H. Lee Partners, L.P. since July 2001. Prior to joining Thomas H. Lee Partners, L.P., from July 1999 to July 2001, Mr. Pesce was the Executive Vice-President of Finance and Administration and CFO of Renaissance Worldwide Inc., and from October 1994 through June 1999, Mr. Pesce was the Executive Vice-President of Finance and Administration and CFO of Concentra Managed Care, Inc.

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

James V. Caruso              1/28/93             Executive Vice President
                             1/27/93             Director

Curtis W. Cariddi            2/08/02             Treasurer

James V. Bruno               11/05/99            Vice President, Assistant Treasurer

(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

Kevin K. Albert, 50, a Managing Director of Merrill Lynch Investment Banking Group ("MLIBK"), is responsible for the Private Equity Placement Group. He joined Merrill Lynch in 1981. Mr. Albert's work in the Private Equity Placement Group is involved in structuring and placing a diversified array of private equity financings, including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert also is a director of ML Media Management Inc. ("ML Media"), an affiliate of ML Mezzanine II Inc. and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.

James V. Caruso, 51, Director of MLIBK joined Merrill Lynch in January 1975. Mr. Caruso is the director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of MLIBK are supported by managing the development of new technologies and enhancing existing systems.

Curtis W. Cariddi, 47, a Director and Chief Financial Officer for the Merrill Lynch Private Equity Division, joined Merrill Lynch in February 1986. His responsibilities include controllership, financial management, and financial reporting and administrative functions for Merrill Lynch private equity initiatives including, direct investments, investments in third-party private equity funds and Merrill Lynch-sponsored funds. He has held a number of finance positions at both the corporate level as well as in the Firm's operating divisions including, International Private Client Group, U.S. Private Client Group and Global Markets & Investment Banking.

James V. Bruno, 36, a Vice President for the Merrill Lynch Private Equity Division, joined Merrill Lynch in 1997. Mr. Bruno's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

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

Item 11.  Executive Compensation

The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus on pages 73 and 74 is incorporated herein by reference. As compensation for services to the Funds, each of the Independent General Partners received through December 31, 2002 a combined annual fee of $40,000 and $1,000 for each meeting attended ($500 if a meeting is held on the same day as a committee meeting of the General Partners) plus reimbursement for out-of-pocket costs incurred in connections with such meetings.

The Retirement Fund's proportionate share of the annual fee and meeting fee paid to the each of the Independent General Partners through December 31, 2002 was $17,800 and $445, respectively. During 2002, the Independent General Partners received annual fees and meeting fees from the Funds totaling $140,000, of which the Retirement Fund's share was $62,300. The Independent General Partners agreed to reduce the annual fee paid by the Funds to each Independent General Partner to $20,000 beginning on January 1, 2003. See Note 6 of notes to financial statements.

The information with respect to the allocation and distribution of profits and losses of the Retirement Fund to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus on pages 86 and 87 is incorporated herein by reference. The Managing General Partner received no distributions during 2002.

The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus on pages 73 and 74 is incorporated herein by reference. The Investment Adviser had received an Investment Advisory Fee at an annual rate of 1% of the combined assets under management of the Funds (net offering proceeds reduced by cumulative capital reductions and realized losses), with a minimum fee of $1,200,000. The Retirement Fund's proportionate share of such annual fee was $534,000. In July 2001, the Investment Adviser voluntarily agreed to reduce the annual Investment Advisory Fee payable by the Funds by 50%. Accordingly, the combined annual Investment Advisory Fee payable by the Funds was reduced to $600,000, effective as of July 1, 2001. The Retirement Fund's proportionate share of such annual fee is $267,000. The Investment Adviser has agreed to further reduce the Investment Advisory Fee by an additional 50% beginning on January 1, 2003. See Note 6 of notes to financial statements.

The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus on pages 72 and 73 is incorporated herein by reference. The Fund Administration fee incurred by the Retirement Fund was $178,000 for 2002. The Fund Administrator has agreed to reduce the Fund Administration Fee by 50% beginning on January 1, 2003. See Note 6 of notes to financial statements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
              ---------------------------------------------------------------

As of March 17, 2003, the Managing General Partner is aware of the following persons who are beneficial owners of more than five percent of the units of limited partnership interest in the Retirement Fund ("Units").

                                             Amount of
                                            Beneficial                  % of Units
Name and Address                             Ownership                 Beneficially
of Beneficial Owner                         (In Units)                     Owned
----------------------------------------------------------------------------------------

Common Fund                                      21,448                    12.08 %
363 Reef Road
P.O. Box 940
Fairfield, CT  06430

Units held by the General Partners and officers of the Investment Adviser and
Mezzanine II as of March 17, 2003 are as follows:
                                        Units
Name                                    Held               Percentage

Vernon R. Alden                            None                N/A
Joseph L. Bower                              11                  *
Stanley H. Feldberg                        None                N/A
Thomas H. Lee                             6,975              3.93%

All General Partners and
Officers as a Group                      8,537               4.81%

* Less than one percent.

The Managing General Partner is not aware of any arrangement that may, at a subsequent date, result in a change of control of the Retirement Fund.

Registrant has no employee stock option plans.

Item 13.   Certain Relationships and Related Transactions

The Retirement Fund's investments generally were made as co-investments with Fund II. In addition, certain of the portfolio investments may involve co-investments with other entities affiliated with the Investment Adviser. Such co-investments with affiliates generally are prohibited unless exemptive relief is received from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Retirement Fund's expectation of engaging in such co-investments, the Funds and ML-Lee Acquisition Fund, L.P., sought an exemptive order from the Commission allowing such co-investments, which was received on September 1, 1989. The Retirement Fund's co-investments in Managed Companies and in certain cases its co-investments in Non-Managed Companies, typically involved the entry by the Funds and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may have included provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

Thomas H. Lee Partners, L.P., an affiliate of the Investment Adviser, in the past has performed certain management services for Managed Companies and received management fees in connection therewith usually pursuant to written agreements with such companies. The Funds had no Managed Companies in their portfolios as of December 31, 2002, that paid management fees to Thomas H. Lee Partners, L.P. during the fiscal year ended December 31, 2002.

Item 14.      Controls and Procedures.
              -----------------------

The Funds maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in filings pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The chief executive officer and chief financial officer of the Funds have evaluated the effectiveness of the controls and procedures of the Funds within 90 days of the filing of this annual report on Form 10-K. Based on their evaluation of such controls and procedures, the chief executive officer and chief financial officer of the Funds believe such controls and procedures to be effective.

Additionally, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.
                ----------------------------------------------------------------

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

10.4     Amendment No. 1 to Investment                        Filed herewith
         Advisory Agreement dated February
         5, 2003 by and between Registrant,
         Thomas H. Lee Advisors II, L.P., and
         Thomas H. Lee Company.

10.5     Amendment No. 1 to Administrative                    Filed herewith
         Services Agreement dated February
         5, 2003 by and between Registrant
         and ML Fund Administrators Inc.

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

99.1  Certification of chief executive  officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

99.2  Certification of chief financial  officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K.

         No Reports on Form 8-K were filed during the last quarter of the period covered by this report. However, a report on Form 8-K was filed on
         March 6, 2003 to provide information regarding the
         following matters:
1.       dissolution of the Retirement Fund,
2.       cash distribution to partners paid on March 12, 2003,
3.       reduction of fees paid to the Investment  Advisor,  the Fund  Administrator  and the  Independent  General
                  Partners, and
4.       receipt of no-action letter.

(c) Exhibits.

         See (a) (3) above.

(d) Financial Statement Schedules.

         See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2003.

ML-LEE ACQUISITION FUND (RETIREMENT ACCOUNTS) II, L.P.

By:      Mezzanine Investments II, L.P.
         Managing General Partner

         By:   ML Mezzanine II Inc.,
         it's General Partner

         /s/   Kevin K. Albert
         -------------------------------------------------
By:      Kevin K. Albert
President, ML Mezzanine II Inc. and
General Partner of Mezzanine Investments II, L.P.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 31st day of March 2003.

By:      /s/   Kevin K. Albert                                       By:     /s/   Vernon R. Alden
         -------------------------------------------------                   -------------------------------------------------
         Kevin K. Albert                                                     Vernon R. Alden
         President, ML Mezzanine II Inc.                                     Individual General Partner
         (Principal Executive Officer)                                       ML-Lee Acquisition Fund (Retirement
                                                                             Accounts) II, L.P.

By:      /s/   Curtis W. Cariddi                                     By:     /s/   Joseph L. Bower
         -------------------------------------------------                   -------------------------------------------------
         Curtis W. Cariddi                                                   Joseph L. Bower
         Treasurer                                                           Individual General Partner
         ML Mezzanine II Inc.                                                ML-Lee Acquisition Fund (Retirement
         (Principal Financial Officer)                                       Accounts) II, L.P.

                                                                     By:     /s/   Stanley H. Feldberg
                                                                             -------------------------------------------------
                                                                             Stanley H. Feldberg
                                                                             Individual General Partner
                                                                             ML-Lee Acquisition Fund (Retirement
                                                                             Accounts) II, L.P.

                                                                     By:     /s/   Thomas H. Lee
                                                                             -------------------------------------------------
                                                                             Thomas H. Lee
                                                                             Individual General Partner
                                                                             ML-Lee Acquisition Fund (Retirement
                                                                             Accounts) II, L.P.


                                  Certification

         I, Kevin K. Albert, certify that:

1. I have reviewed this annual report on Form 10-K of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's general partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:  March 31, 2003

                                                     /s/  Kevin K. Albert
                                                     ---------------------------
                                                     Kevin K. Albert
                                                     President
                                                     ML Mezzanine II Inc.

                                  Certification

         I, Curtis W. Cariddi, certify that:

1. I have reviewed this annual report on Form 10-K of ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the Registrant, as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's general partners:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:  March 31, 2003

                                                     /s/  Curtis W. Cariddi
                                                     ---------------------------
                                                     Curtis W. Cariddi
                                                     Treasurer
                                                     ML Mezzanine II Inc.